Form 10QSB
period 2004-03-31
ROBERTS & LEVIN INC
filed 2004-05-14
CIK 1140457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended 03/31/04

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2004 was 1,000,000.

                              ROBERTS & LEVIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


Part I      Financial Information

Item 1. Financial Statements:

          Condensed Balance Sheets
          March 31, 2004 (unaudited) and December 31, 2003.....................3

          Unaudited Condensed Statements of Operations for the
          three months ended March 31, 2004 and 2003, and cummulative from inception on July 16,1998 through March 31, 2004................4

          Unaudited Condensed Statements of Cash Flows for the
          three months ended March 31, 2004 and 2003, and cummulative from inception on July 16,, 1998 through March 31, 2004..............5

          Statement of Stockholders' Equity for the period from
          July 16,1998 to March 31, 2004(unaudited)............................6

          Notes to Financial Statements (unaudited)............................7

Item 2. Plan of operation .....................................................7


Part II Other Information

Item 1. Legal Proceedings .....................................................7

Item 2. Changes in Securities .................................................7

Item 6. Exhibits and Reports on Form 8-K ......................................7

Signatures ....................................................................7

                              ROBERTS & LEVIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                        March 31,   December 31,
                                                          2004        2003
                                                    ------------- ------------
                                                      (unaudited)
                                     ASSETS
                                    --------

 ASSETS                                              $          -   $        -
                                                    ============= ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

       Accounts payable, Officers                    $     22,360 $     19,933
                                                    ------------- ------------

       Total Current Liabilities                           22,360       19,933
                                                    ------------- ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 1,000,000 issued and
  outstanding                                               1,000        1,000
  Paid in capital                                           1,800        1,800
  (Deficit) accumulated during the development stage      (25,160)     (22,733)
                                                    ------------- ------------

Total Stockholders' Equity (Deficit)                      (22,360)     (19,933)
                                                    ------------- ------------

                                                     $          -  $         -
                                                    ============= ============


   The accompanying notes are an integral part of these financial statements

                              ROBERTS & LEVIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            Cummulative
                                                               from
                                                             July 16,
                                      Three Months Ended       1998
                                          March 31,         (Inception)
                                   ----------------------       to
                                       2004      2003      March 31, 2004
                                   ----------  ----------  ---------------


REVENUES                           $       -    $       -   $            -
                                   ----------  ----------  ---------------
EXPENSES
   General and administrative           2,427       1,160           25,160
                                   ----------  ----------  ---------------
   Total expenses                       2,427       1,160           25,160

                                   ----------  ----------  ---------------
NET (LOSS)                         $   (2,427)  $  (1,160)  $      (25,160)
                                   ==========  ==========  ===============
NET (LOSS) PER SHARE                    *          *              *

                                   ==========  ==========  ===============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         1,000,000   1,000,000
                                   ==========  ==========  ===============
*  less than $.01 per share



   The accompanying notes are an integral part of these financial statements

                              ROBERTS & LEVIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Cummulative
                                                                           from
                                                                          July 16,
                                                                           1998
                                                  Three Months Ended    (Inception)
                                                      March 31,            to
                                                    2004     2003     March 31, 2004
                                                ---------- ---------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES
   Net (loss) from operations                    $  (2,427) $  (1,160) $     (25,160)
                                                ---------- ---------- --------------

NET CASH (USED BY) OPERATING ACTIVITIES             (2,427)    (1,160)       (25,160)
                                                ---------- ---------- --------------

FINANCING ACTIVITIES
   Shareholder advances                              2,427      1,160         22,360
   Proceeds from sale of common stock                                          2,800
                                                ---------- ---------- --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            2,427      1,160         25,160
                                                ---------- ---------- --------------

NET INCREASE IN CASH                                     -          -              -

CASH, BEGINNING OF PERIOD                                                          -
                                                ---------- ---------- --------------

CASH, END OF PERIOD                              $       -  $       -  $           -
                                                ========== ========== ==============


      The accompanying notes are an integral part of these financial statements

                              ROBERTS & LEVIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 (Deficit)
                                                                                Accumulated
                                                                                During the
                                                     Common Stock      Paid-in  Development
                                                  Shares      Amount    Capital    Stage        Total
                                               ---------------------- ---------- ---------- ----------
Balances, at inception                                   -  $       -  $       -  $       -  $       -
July 16, 1998:
Proceeds from sale of common
   stock at $.01 per share                         200,000        200      1,800                 2,000
Proceeds from sale of common
   stock at par value $.001                        800,000        800                              800
   Net (loss) for the period                                                         (2,385)    (2,385)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 1998                      1,000,000      1,000      1,800     (2,385)       415
   Net (loss) for the year                                                           (2,985)    (2,985)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 1999                      1,000,000      1,000      1,800     (5,370)    (2,570)
   Net (loss) for the year                                                           (2,985)    (2,985)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 2000                      1,000,000      1,000      1,800     (8,355)    (5,555)
  Net (loss) for the year                                                            (5,685)    (5,685)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 2001                      1,000,000      1,000      1,800    (14,040)   (11,240)
   Net (loss) for the year                                                           (4,335)    (4,335)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 2002                      1,000,000      1,000      1,800    (18,375)   (15,575)
    Net (loss) for the year                                                          (4,358)    (4,358)
                                               ----------- ---------- ---------- ---------- ----------

Balances, December 31, 2003                      1,000,000      1,000      1,800    (22,733)   (19,933)
  Net (loss) for the quarter                                                         (2,427)    (2,427)
                                               ----------- ---------- ---------- ---------- ----------
Balances, March 31, 2004 (unaudited)             1,000,000  $   1,000  $   1,800  $ (25,160) $ (22,360)
                                               =========== ========== ========== ========== ==========


    The accompanying notes are an integral part of these financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003 have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.

Note 2. Amendment to Articles of Incorporation

On March 24, 2004, the Company amended its Articles of Incorporation to change its name from Roberts & Levin, Inc. to Master Distribution Systems, Inc.

Note 3. Subsequent Event

Sometime in June 2004, the Company expects to complete negotiations whereby it will surrender control of the Company in connection with the acquisition of a business or the assets thereof, in exchange for newly issued restricted shares of the Company's common stock to the vendor, representing approximately a 90 percent ownership of the Company after the issuance.


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


ROBERTS & LEVIN, INC.
(Registrant)

Date:  May 13, 2004
By:/s/Kevin Ericksteen
----------------------
Kevin Ericksteen
President and Director

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

Date: May 13, 2004
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

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

Date: May 13, 2004
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 99.3
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ROBERTS & LEVIN, INC.. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: May 13, 2004                                     Kevin Ericksteen
                                                       Chief Financial Officer

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


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: May 13, 2004                                     Kevin Ericksteen
                                                       Chief Executive Officer