Form 10QSB
period 2004-06-30
MASTER DISTRIBUTION SYSTEMS, INC.
filed 2004-08-12
CIK 1140457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                       Commission file number: 000-32765

                        MASTER DISTRIBUTION SYSTEMS, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                        86-1024794
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


               10135 E. Via Linda, Suite D 224-A, Scottsdale, AZ 85258
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                  480-391-1110
                              ---------------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX  No
   ----    ----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2004 was 10,496,000.

                        MASTER DISTRIBUTION SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


                       TABLE OF CONTENTS


Part I    Financial Information                                         Page

  Item 1. Financial Statements:

          Condensed  Balance Sheets
          June 30, 2004 (unaudited) and December 31, 2003......................3

          Unaudited Condensed  Statements of Operations for the
          three and six months ended June 30, 2004 and 2003....................4

          Unaudited Condensed  Statements of Cash Flows for the
          six months ended June 30, 2004 and 2003..............................5

          Consolidated Statement of Stockholders' equity for the period from
          December 31, 2003 to June 30, 2004 (unaudited).......................6

          Notes to Financial Statements (unaudited)............................7

  Item 2. Management's Discussion and Analysis and Plan of Operation...........9

PART II - Other Information

  Item 1. Legal Proceedings...................................................12

  Item 2. Changes in Securities...............................................12

  Item 6. Exhibits and Reports on Form 8-K....................................14

Signatures ...................................................................13

                        MASTER DISTRIBUTION SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS




                                                      June 30,    December 31,
                                                        2004          2003
                                                   ------------- --------------
                                                    (unaudited)
                               ASSETS
                            ------------

 CURRENT ASSETS-cash                                  $    7,139 $           -

 OTHER ASSETS
     Dealership reseller rights, net                       9,167
                                                   ------------- -------------

                                                     $    16,306 $           -
                                                   ============= =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ------------------------------------------------

CURRENT LIABILITIES

      Accounts payable                              $        260  $          -
      Shareholder advances                                     -        19,933
      Accrued management fees-parent company              54,000
                                                   ------------- -------------
       Total Current
Liabilities                                               54,260        19,933
                                                   ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 1,000,000 issued and
  outstanding 2003                                        10,496         3,000
Paid in capital                                           25,480
Retained earnings (deficit)                              (73,930)      (22,933)
                                                   ------------- -------------
Total Stockholders' Equity (Deficit)                     (37,954)      (19,933)
                                                   ------------- -------------

                                                     $    16,306   $         -
                                                   ============= =============




   The accompanying notes are an integral part of these financial statements

                        MASTER DISTRIBUTION SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                   Three Months Ended      Six Months Ended
                                       June 30,                 June 30,
                                ------------------------------------------------
                                    2004        2003        2004        2003
                                ------------------------------------------------


REVENUES
Commissions                       $   19,075   $      -   $  19,075   $       -
                                ------------ ---------- ----------- -----------
EXPENSES
 Selling expenses-parent company       7,633                  7,633
 General and administrative            5,179        875       7,606       2,035
 Management fees-parent company       54,000                 54,000
 Amortization                            833                    833
                                ------------ ---------- ----------- -----------

 Total expenses                       67,645        875      70,072       2,035
                                ------------ ---------- ----------- -----------

NET (LOSS)                        $  (48,570)  $   (875)  $ (50,997)  $  (2,035)
                                ============ ========== =========== ===========

BASIC NET (LOSS) PER SHARE        $    (0.01)     *         $ (0.01)     *
                                ============ ========== =========== ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING        5,498,667  3,000,000   4,249,333   3,000,000
                                ============ ========== =========== ===========

*  less than $(.01) per share

   The accompanying notes are an integral part of these financial statements

                        MASTER DISTRIBUTION SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                         Six Months Ended
                                                             June 30,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------- -------------
OPERATING ACTIVITIES
  Net (loss) from operations                            $ (50,997)    $ (2,035)
       Amortization expense                                   833
  Adjustments to reconcile net (loss) to net
    cash used by operating activities:
         Accounts payable                                     260
         Accrued management fees-parent company            54,000
                                                    ------------- -------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            4,096       (2,035)
                                                    ------------- -------------
FINANCING ACTIVITIES
         Shareholder advances                               3,043        2,035
                                                    ------------- -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   3,043        2,035
                                                    ------------- -------------
NET INCREASE IN CASH                                        7,139            -

CASH, BEGINNING OF PERIOD                                       -            -
                                                    ------------- -------------

CASH, END OF PERIOD                                     $   7,139     $      -
                                                    ============= =============
NON-CASH INVESTING AND FINANCING ACTIVITIES

    Contributed capital                                 $  25,480
                                                    =============
   10 Million Common shares issued to acquire
     dealership rights                                  $  10,000
                                                    =============


      The accompanying notes are an integral part of these financial statements

                        MASTER DISTRIBUTION SYSTEMS, INC.
                           STATEMENTS OF STOCKHOLDERS'
                                EQUITY (DEFICIT)



                                                    Common Stock                   Retained
                                              -----------------------   Paid-in    Earnings
                                                 Shares      Amount     Capital    (Deficit)       Total
                                              ----------- ----------- ----------- ----------- ------------
Balances, December 31, 2003                     3,000,000   $   3,000               $ (22,933)   $ (19,933)
(unaudited)

  Net (loss) for the quarter                                                           (2,427)      (2,427)
                                              ----------- ----------- ----------- ----------- ------------

Balances, March 31, 2004 (unaudited)            3,000,000       3,000           -     (25,360)     (22,360)

  Contribution of advances to shareholder                                  22,976      22,976
  Cancellation of shares outstanding           (2,504,000)     (2,504)      2,504                        -
  Issuance of shares for dealership rights     10,000,000      10,000                               10,000
  Net loss for the quarter                                                            (48,570)     (48,570)
                                              ----------- ----------- ---------- ------------ ------------

Balances, June 30, 2004 (unaudited)            10,496,000   $ 10,496      $25,480   $ (73,930)   $ (37,954)
                                              ======================== ========== =========== ============


    The accompanying notes are an integral part of these financial statements

                        MASTER DISTRIBUTION SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003 have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.

Note 2.  ACQUISITION OF DEALERSHIP RESELLER RIGHTS FOR COMMON STOCK

During the current quarter, the Company issued 10 million shares to an unrelated party to acquire the exclusive worldwide rights, except for the United States and Canada, to acquire and resell dealerships involving the technology to restore, repair and renew residential and commercial glass units in windows and patio doors by the application of thermal pane moisture control systems to remove moisture and condensation, restore insulation value and prevent re-occurrence of condensation and further degradation of failed windows.

The 10 million shares issued were valued by the Board of Directors at par, $.001 per share, for at total of $10,000, which approximates the legal and travel costs incurred by the unrelated party, OFG EuroPacific Limited (OFG), a Cyprus corporation, to facilitate the rights provided by a Canadian based manufacturing company, Crystal Clear Window Works, Inc. (CRYSTAL CLEAR)

Note 3. COST AND AMORTIZATION OF ACQUIRED DEALERSHIP RESELLER RIGHTS

The aforementioned capitalized rights, which were recorded at a cost of $10,000, are being amortized ratably over a 24 month period commencing May 2004, based on the initial term of the master dealership & resale agreement. The agreement may be extended another two years if the Company purchases 50 dealerships during the first two years of the agreement in accordance with a prescribed minimum number ranging from one each month from July 2004, through April 2005, increasing to a maximum of 4 per month in November 2005, through the balance of the two year term.

Note 4. REVENUE RECOGNITION

Dealership resales

Although the agreement relating to the reselling of dealerships requires the Company to purchase each dealership it resells, the Company believes that the proper accounting presentation for such activity is to report the net amount received and retained by the Company for each dealership sold, as commission revenues, rather than grossing up the transaction as a sale and cost of sale.

Commission revenues are recognized based on the finalization of the dealership agreement with the Company and the receipt of the total amount owed by the dealer, less the portion owed to CRYSTAL CLEAR. Commissions retained are nonrefundable.

Other revenues

The master dealership also provides that the Company be paid one-third of all gross receipts CRYSTAL CLEAR receives for product sales relating to the dealerships sold by the Company. Such sales will be recorded at the time CRYSTAL CLEAR renders such sales information to the Company.


Note 5. FINANCIAL PRESENTATION

The accompanying financial statements are those of Master Distribution, Inc. Its 75% owned subsidiary, IG Wizard, Inc. was not formed until July 2004. The Company earned substantial revenues during the quarter, accordingly, it is no longer considered a development stage company in accordance with FASB #7.

Note 6. RELATED PARTY TRANSACTIONS

Management Services

The Company's parent, OFG, provided management and legal services during the current quarter totaling $54,000 which includes the services of the Company's president and legal counsel at the rate of $9,000 per month for each. Former management of the Company had provided services and operating expenses to the Company since inception which were contributed, and therefore, reclassified in the current quarter as paid in capital, since such amounts were previously and currently classified as advances from shareholder, which totaled $22,976 as of June 30, 2004, and $ 22,360 as of March 31, 2004.

Cancellation of Outstanding Shares

Prior to the issuance of 10 million shares during the current quarter, the Company forward split its outstanding shares 3 for 1 and the principal shareholders returned 2,504,000 shares to the treasury which were cancelled, resulting in an increase in paid in capital of $2,504 and a reduction in par value of $2,504.

Commission Expense

OFG was paid $7,633 during the current quarter for its efforts in locating and selling the two dealerships reported as commission income by the Company. Future commission expense is expected to be $1,500 for each dealership sold by OFG for the Company.

Note 7. LOSS PER SHARE

Stockholders' equity and loss per share have given effect to the aforementioned forward stock split of 3 for 1.

Note 8.  SUBSEQUENT EVENTS

 Formation of Majority Owned Subsidiary

The Company may develop and operate some of the dealerships as a master dealer (corporate stores) for which a separate majority owned subsidiary was formed by the Company as a Nevada corporation in July, 2004, for that purpose. The subsidiary, IG Wizard, Inc. (IGW) is owned 75% by the Company and 25% by the subsidiary's president and chief operating officer, who is also a member of the Board of Directors of the Company.

The Company and OFG have entered into an agreement with the president of IGW to provide him with:

1. annual compensation of $96,000 over a two year employment period, in addition to other fringe benefits including health insurance, commencing July 15, 2004,

2.   50,000 shares of restricted common stock,

3. an option to acquire 200,000 shares of the Company's common stock at no cost over a two year vesting period, with a grant date of July 15,2004.

The Company plans to adopt FAS123 for reporting stock-based compensation.

Option valuation models require input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumption can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of our employee stock options.

Proposed Filing of a Registration Statement

The Company is presently pursing the filing of a registration statement with the Securities and Exchange Commission on Form SB-2. If it becomes effective 1,275,700 shares of the existing outstanding shares will be sold to the public, however, no proceeds will be obtained from the offering by the Company.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
-------------------------------------------------------------------

Management's Discussion and Analysis

Six Months Ended June 30, 2004 as compared to Six Months Ended June 30, 2003.

There was no business activity conducted prior to June 30, 2003, therefore, substantially all changes are due to the business of the Company occurring in the second quarter of 2004.

Net loss for the six months ended June 30, 2004 increased by $48,962 compared to the same period in fiscal 2003, due to the second quarter 2004 business activity which consisted largely of first time revenues for the resale of two dealerships of approximately $19,000 and offsetting sales commissions and management fees payable to OFG of approximately $7,600 and $54,000, respectively.

Liquidity and Capital Resources

At June 30, 2004, we had approximately $7,000 in cash and cash equivalents.

Our sources of liquidity are currently generated by current dealership sales and working capital provided by OFG, and we do not require any additional capital to continue our current operations, including the ability to grow within the market. However, as indicated above, strong additional growth through the expansion into other products and services is possible if we are successful in bringing in additional equity capital. Failure to raise capital when needed could adversely impact our business, operating results and liquidity. If additional funds are raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our Common Stock. Additional sources of financing may not be available on acceptable terms, if at all.

Our liquidity and operating results are not materially affected by seasonal fluctuations in our sales.

We have sufficient cash flow and working capital resources to cover all operations within the parameters and guidelines we have set for our operations for the next twelve (12) months if we only sell dealerships. However, the start up of IG Wizard, our first corporate dealership does require additional funding. This will be achieved through private funding directly to IG Wizard. We can continue current operations with reasonable annual growth from dealership sales, cash flows and profits.

We do not offer any customer incentives in connection with the purchase or promotion of our products. The dealership price is established by agreement between Crystal Clear and MDS and no incentives can be given to MDS dealers that are not also given to Crystal Clear's own dealers.


Plan of Operation

Our objectives for the next twelve (12) months are:

o    Sell Dealerships.

To roll out the initial 50 Crystal Clear dealerships at a rate of 25 per year for the first 50 and reduce the roll out time for the subsequent set of 50 dealerships by 6 months. The outright sale of dealership requires very little financial resources and manpower. We are using our existing network of business contacts to find parties that are interested in a dealership. Every sale of a dealership generates a minimum of $10,000 in commissions of which $1,500 will be paid as a referral fee to a 3rd party that introduced the dealer. The business plan is based on the purchase of at least 2 dealerships per month. This would produce $17,000 or more revenue and would be sufficient to generate a positive cash flow in MDS and support one part time person to coordinate the sales activities and dealership sign up.

o    Set up MDS owned Dealerships.

Because profit margins are very attractive at the dealership level, MDS will set up corporately wholly owned stores, or in partnership with other interested parties. One such partnership is IG Wizard Inc. in Oregon, in which MDS is a 75% shareholder.

In addition to new dealerships owned by MDS, we will approach existing small operators which are already in the Residential and Commercial Building Services Industry and partner with them in specific dealerships through minority or majority ownerships. To roll out dealerships that are wholly or partly owned by MDS, additional funding will be required to acquire and start up these dealerships. We estimate that a dealership of 2 technicians will require funding to a maximum of about $75,000 over a 3-month period before the dealership can support its operations from cash flow. Most existing dealerships operate with no more than 3 people, two technicians and one part time administrative person. MDS will provide the funding to the wholly or partly owned dealerships from revenue generated through the sale of dealerships and the royalty received from product purchases by MDS dealers. If MDS cash flow is insufficient, funding will be sought through shareholder loans or private funding. We aim to have the first MDS owned dealership in Oregon operational before, September1, 2004 and we intend to open a new MDS owned dealership or a new branch location of IGW every 6 months thereafter.

o    Acquire the rights to other Glass Restoration Processes and/or Dealerships.

We will acquire other Master Dealerships in the Residential and Commercial Building Services Industry with Partner Companies, that have products and services that are synergistic with Crystal Clear, to combine "Alike" Master Dealerships and bundle them for marketing to individual dealers. We are looking at Scratch Removal and Glass Coating systems that can be bundled with the IG repair business and offered as comprehensive Glass Restoration Dealerships. With the glass industry experience of management personnel, Mike Boyle and Harry Beugelink, we are ideally situated to acquire other dealership agreements and to offer complete training and certification of technicians for a wide range of glass restoration services. To achieve this part of our business plan, additional funding will be needed. We are considering a private placement offering of up to $4 million to acquire additional dealership agreements or, thorough acquisition, get the control over glass restoration processes that are synergistic with the IG repair business. With current management in place, we have the key personnel to execute such a plan, but the additional funding is necessary to execute this aspect of our business plan quickly, so that we can capitalize on the market potential that exists in North America. It is our goal to acquire a second glass restoration process by the December 31, 2004 and acquire a third glass restoration process by June 30, 2005.

o    Become a Training Center for US dealerships.

Based on the market potential in the US, and the interest shown from US dealers, Crystal Clear in Canada will have to add to its dealer training capacity. Because Crystal Clear will soon be maxed out on its training facility, we are in discussions with Crystal Clear to take over the training of US dealers at our corporate IG Wizard dealership in Oregon. We intend to bundle the IG repair dealerships with other glass restoration dealerships, such as scratch removal and glass coating, which will give us the opportunity to substantially increase our revenue and profits, by offering combined training programs that cover a wide range of glass restoration services. This will generate revenue from training fees that currently go to Crystal Clear in Canada, but it also generates additional revenue for the training of other glass restoration techniques. This will make MDS dealerships a one-stop shopping place for glass restoration needs.

An agreement in principle is already in place with Crystal Clear, which will give MDS the rights to train and certify technicians for the IG repair process at our IGW facility in Oregon. In order to be able to offer training services we will need to lease a larger facility than if we were to only set up a dealership.

Discussions are in progress with a scratch removal company to lease part of their facility and also to acquire the rights to offer training and certification for their scratch removal process. If these negotiations are successful, we would achieve two of our objectives. Namely, we would have a second glass restoration process to add to the IG repair business and we will have the ability to train and certify technicians in two glass restoration processes. The key people are in place to manage the training programs but it can only be executed if we can attract the required funding. We aim to have an agreement with Crystal Clear by September 30, 2004 to train and certify technicians for the IG repair. We also want to have an agreement to train and certify technicians in a 2nd glass restoration process and have our training facility in place by October 31, 2004.

If funding is available all of the above components of the business plan can be executed effectively. If no funding can be obtained, MDS' potential will be limited, however, the business plan can be executed, but at a much slower pace. If funding can be obtained, MDS will be able to capitalize on the enormous market potential that exists in this untapped IG Unit repair market and ancillary services. With the strong glass industry experience and management experience of key management personnel that is now in place, the business plan has all the ingredients to create a successful and profitable glass restoration business in North America and worldwide.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

    31.1 Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
     31.2 Certificate of CEO/CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
    32.1  CERTIFICATION  PURSUANT  TO 18 U.S.C.  1350,  AS ADOPTED  PURSUANT  TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
    32.2  CERTIFICATION  PURSUANT  TO 18 U.S.C.  1350,  AS ADOPTED  PURSUANT  TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b) Reports on Form 8-K
         Form 8K filed June 29, 2004.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


MASTER DISTRIBUTION SYSTEMS, INC.
(Registrant)

Date:  August 11, 2004
By:/s/ Harry Beugelink
----------------------
Harry Beugelink
President

                                  EXHIBIT 31.1
                                  CERTIFICATION

I, Harry Beugelink, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MASTER DISTRIBUTION SYSTEMS, INC.

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

Date: August 11, 2004
/s/ Harry Beugelink
------------------------
By: Harry Beugelink, President & Chief Financial Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

I, Harry Beugelink, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MASTER DISTRIBUTION SYSTEMS, INC.

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

Date: August 11, 2004
/s/ Harry Beugelink
-------------------------
By: Harry Beugelink, President & Chief  Executive  Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MASTER DISTRIBUTION SYSTEMS, INC. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry Beugelink, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                 /s/ Harry Beugelink
                                                  ---------------------------
Date: August 11, 2004                                Harry Beugelink
                                                     President & Chief Financial
                                                     Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MASTER DISTRIBUTION SYSTEMS, INC.(the "Company") on Form 10-QSB for the period ended June 30, 2004 , as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry Beugelink, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                /s/ Harry Beugelink
                                                --------------------------
Date: August 11, 2004                               Harry Beugelink
                                                    President & Chief  Executive
                                                    Officer