Form 10QSB
period 2004-09-30
MASTER DISTRIBUTION SYSTEMS, INC.
filed 2004-11-09
CIK 1140457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                        Commission file number: 000-32309

                        MASTER DISTRIBUTION SYSTEMS, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                      86-1010155
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                          20554 Builders St., Suite #1,
                               Bend, Oregon 97701
                   ------------------------------------------
                     (Address of principal executive office)

                                 (541) 350-0341
                              ---------------------
                           (Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of September 30, 2004 was 10,496,000.

                        MASTER DISTRIBUTION SYSTEMS, INC.

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements:

        Condensed  Consolidated  Balance  Sheets  September 30, 2004
        (unaudited) and December 31, 2003 .................................. 4

        Unaudited  Condensed  Consolidated  Statements of Operations
        for the three and nine months ended  September  30, 2004 and
        2003 ............................................................... 5

        Unaudited  Condensed  Consolidated  Statements of Cash Flows
        for the nine months ended September 30, 2004 and 2003 .............. 6

        Consolidated  Statement  of  Stockholders'  equity  for  the
        period  from   December  31,  2003  to  September  30,  2004
        (unaudited)......................................................... 7

        Notes to Consolidated Financial Statements (unaudited) ............. 8

Item 2. Managements Discussion and Analysis of Financial Condition
            and Plan of Operations .........................................11

Item 3. Controls and Procedures ............................................14


PART II: OTHER INFORMATION

Item 1. Legal Proceedings ..................................................15

Item 2. Changes in Securities ..............................................15

Item 3. Defaults upon Senior Securities.....................................15

Item 4. Submission of Matters for a Vote of Security Holders................15

Item 5. Other Information...................................................15

Item 6. Exhibits and Reports on Form 8-K ...................................15

SIGNATURES..................................................................16

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives.
Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere,, are incorporated by reference into this Form 10-QSB. The term the "Company" includes Master Distribution Systems, Inc., its predecessors, and its wholly owned subsidiary described elsewhere in this report.

PART I: FINANCIAL INFORMATION

Item1. Financial Statements


                MASTER DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,    December 31,
                                                      2004            2003
                                              ---------------- ---------------
                                                  (unaudited)
                                     ASSETS
                                   -----------

CURRENT ASSETS
     Cash                                      $           668  $            -
     Accounts receivable-trade                          19,770               -
     Other                                               1,646
                                              ---------------- ---------------
      Total current assets                              22,084               -
                                              ---------------- ---------------

EQUIPMENT AT COST, net                                   4,335
                                              ---------------- ---------------
OTHER ASSETS
     Dealership license, net                            20,767
     Dealership reseller rights, net                     8,334
                                              ---------------- ---------------
                                                        29,101
                                              ---------------- ---------------
                                               $        55,520  $            -
                                              ================ ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                -----------------------------------------------

CURRENT LIABILITIES

     Accounts payable                          $        15,760  $            -
     Shareholder advances                               72,074          19,933
     Accrued payroll taxes                               9,125
     Accrued management fees-parent company            102,000
                                              ---------------- ---------------
       Total Current Liabilities                       198,958          19,933
                                              ---------------- ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock                                            10,496           3,000
Paid in capital                                          4,480
Retained earnings (deficit)                           (158,414)        (22,933)
                                              ---------------- ---------------

Total Stockholders' Equity (Deficit)                  (143,438)        (19,933)
                                              ---------------- ---------------

                                               $        55,520  $            -
                                              ================ ===============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                MASTER DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                 --------------------------- ---------------------------
                                        2004          2003          2004          2003
                                 ------------- ------------- ------------- -------------
REVENUES
Services                          $     25,770                $     25,770  $          -
Commissions                                  -                      19,075
Other                                    4,906             -         4,906
                                 ------------- ------------- ------------- -------------

                                        30,676                      49,750
                                 ------------- ------------- ------------- -------------
COSTS AND EXPENSES
   Cost of sales-service                 1,636                       1,636
   Cost of sales-equipment                 533                         533
   Selling expenses-parent company           -                       7,633
   General and administrative           75,005         1,285        82,611         3,320
   Management fees-parent company       36,375                      90,375
   Interest                                 79                          79
   Depreciation and amortization         1,532                       2,365
                                 ------------- ------------- ------------- -------------

   Total expenses                      115,160         1,285       185,232         3,320
                                 ------------- ------------- ------------- -------------

NET (LOSS)                        $    (84,484) $     (1,285) $   (135,481) $     (3,320)
                                 ============= ============= ============= =============

BASIC NET (LOSS) PER SHARE        $      (0.01)        *      $      (0.01)        *
                                 ============= ============= ============= =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         10,496,000    10,496,000    10,496,000    10,496,000
                                 ============= ============= ============= =============

*  less than $(.01) per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                MASTER DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Nine Months Ended
                                                        September 30,
                                               -----------------------------
                                                      2004           2003
                                               -------------- --------------


OPERATING ACTIVITIES
  Net (loss) from operations                    $    (135,481)       $(3,320)
     Depreciation and amortization expense              2,365
  Adjustments to reconcile net (loss) to net
   cash used by operating activities:
     Accounts receivable, trade                 $     (19,770)
     Accounts receivable other                  $      (1,646)
     Accounts payable                                  15,760
     Accrued payroll taxes                              9,125
     Accrued management fees-parent company           102,000
                                               -------------- --------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (27,648)        (3,320)
                                               -------------- --------------

INVESTING ACTIVITIES
     Puchase of equipment                              (4,800)
     Puchase of dealership license                    (21,000)
                                               -------------- --------------

                                                      (25,800)
                                               -------------- --------------

FINANCING ACTIVITIES
     Registration costs                               (21,000)
     Shareholder advances                              75,116          3,320
                                               -------------- --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              54,116          3,320
                                               -------------- --------------

NET INCREASE IN CASH                                      668              -

CASH, BEGINNING OF PERIOD                                   -              -
                                               -------------- --------------

CASH, END OF PERIOD                             $         668  $           -
                                               ============== ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES

    Contributed capital                         $      22,976
                                               ==============
   10 Million Common shares issued to acquire
     dealership rights                          $      10,000
                                               ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                MASTER DISTRIBUTION SYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                       Common Stock                           Retained
                                               ----------------------------        Paid-in    Earnings
                                                     Shares         Amount         Capital    (Deficit)       Total
                                               -------------- -------------- -------------- -------------- --------------
Balances, December 31, 2003                         3,000,000  $       3,000                 $     (22,933) $     (19,933)
  Contribution of advances to shareholder                                            22,976                        22,976
  Cancellation of shares outstanding               (2,504,000)        (2,504)         2,504                             -
  Issuance of shares for dealership rights         10,000,000         10,000                                       10,000
  Registration costs                                                                (21,000)                      (21,000)
  Net loss for the nine months                                                                    (135,481)      (135,481)
                                               -------------- -------------- -------------- -------------- --------------

Balances, September 30, 2004 (unaudited)           10,496,000  $      10,496  $       4,480  $    (158,414) $    (143,438)
                                               ============== ============== ============== ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003 have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.

Note 2. ACQUISITION OF DEALERSHIP RESELLER RIGHTS FOR COMMON STOCK

During the last quarter, the Company issued 10 million shares to an unrelated party to acquire the exclusive worldwide rights, except for the United States and Canada, to acquire and resell dealerships involving the technology to restore, repair and renew residential and commercial glass units in windows and patio doors by the application of thermal pane moisture control systems to remove moisture and condensation, restore insulation value and prevent re-occurrence of condensation and further degradation of failed windows.

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

The aforementioned capitalized rights, which were recorded at a cost of $10,000, are being amortized ratably over a 24 month period commencing May 2004, based on the initial term of the master dealership & resale agreement. The agreement may be extended another two years if the Company purchases 50 dealerships during the first two years of the agreement in accordance with a prescribed minimum number ranging from one each month from July 2004, through April 2005, increasing to a maximum of 4 per month in November 2005, through the balance of the two year term. As of September 30, 2004, three dealerships were acquired including the one for the subsidiary, IG Wizard, Inc.

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

No commission income was recorded for the dealership license sold to the subsidiary.

Training revenues

The Company's subsidiary began training others in the use of the technology relating to its business which resulted in additional income of $6,000 during the most recent quarter. Service revenues from scratch removal of $18,150 were also recognized during that period.

Other revenues

The master dealership also provides that the Company be paid one-third of all gross receipts CRYSTAL CLEAR receives for product sales relating to the dealerships sold by the Company. Such sales will be recorded at the time CRYSTAL CLEAR renders such sales information to the Company.

Note 5. FINANCIAL PRESENTATION

The accompanying financial statements are those of Master Distribution, Inc. and its 75% owned subsidiary, IG Wizard, Inc. which was formed in July 2004. The Company earned substantial revenues during the previous quarter, accordingly, it is no longer considered a development stage company in accordance with FASB #7.

Although the subsidiary is 75% owned, all of the losses of the subsidiary are consolidated without an elimination of a minority interest as the minority interest had no investment in the subsidiary.

Note 6. RELATED PARTY TRANSACTIONS

Management Services

The Company's parent, OFG, provided working capital loans as of September 30, 2004, of approximately $72,000, and was owed $102,000 for management and legal services during the nine month period which includes the services of the Company's president and legal counsel. Former management of the Company had provided services and operating expenses to the Company since inception of $22,976, which were contributed as paid in capital during the last quarter.

Cancellation of Outstanding Shares

Prior to the issuance of 10 million shares during the last quarter, the Company forward split its outstanding shares 3 for 1 and the principal shareholders returned 2,504,000 shares to the treasury which were cancelled, resulting in an increase in paid in capital of $2,504 and a reduction in par value of $2,504.

Commission Expense

OFG was paid $7,633 during the nine months ended September 30, 2004, for its efforts in locating and selling the two dealerships reported as commission income by the Company. Future commission expense is expected to be $1,500 for each dealership sold by OFG for the Company.

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

Note 9. COMPLETION OF REGISTRATION STATEMENT

The Company's registration statement with the Securities and Exchange Commission on Form SB-2 became effective, enabling 1,275,700 shares of the existing outstanding shares to be sold to the public, however, no proceeds will be obtained from the offering by the Company.

Note 10. DEALERSHIP LICENSE ACQUIRED

The Parent company, MDS, acquired a dealership license from CRYSTAL CLEAR on July 23, 2004 to enable it to restore, repair and renew residential and commercial glass units in windows and patio doors at a cost of $25,000. Tools furnished with the license of $4,000 were expensed during the most recent quarter as expendables. The remaining $21,000 will be amortized over the contract term of 15 years on a ratable basis commencing August 2004.

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations and cash flows for the three months and nine months ended September 30, 2004 and 2003 have been made. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion is intended to provide an analysis of our financial condition and Plan of Operation and should be read in conjunction with our financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts, deal with potential future circumstances and developments. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

                               Plan of Operations

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

We will acquire other Master Dealerships in the Residential and Commercial Building Services Industry with Partner Companies, that have products and services that are synergistic with Crystal Clear, to combine "Alike" Master Dealerships and bundle them for marketing to individual dealers. We are looking at Scratch Removal and Glass Coating systems that can be bundled with the IG repair business and offered as comprehensive Glass Restoration Dealerships. With

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations - continued

the glass industry experience of management personnel, Mike Boyle and Harry Beugelink, we are ideally situated to acquire other dealership agreements and to offer complete training and certification of technicians for a wide range of glass restoration services. To achieve this part of our business plan, additional funding will be needed. We are considering a private placement offering of up to $4 million to acquire additional dealership agreements or, thorough acquisition, get the control over glass restoration processes that are synergistic with the IG repair business. With current management in place, we have the key personnel to execute such a plan, but the additional funding is necessary to execute this aspect of our business plan quickly, so that we can capitalize on the market potential that exists in North America. It is our goal to acquire a second glass restoration process by the December 31, 2004 and acquire a third glass restoration process by June 30, 2005.

o    Become a Training Center for US dealerships.

Based on the market potential in the US, and the interest shown from US dealers, Crystal Clear in Canada will have to add to its dealer training capacity. Because Crystal Clear will soon be maxed out on its training facility, we are in discussions with Crystal Clear to take over the training of US dealers at our corporate IG Wizard dealership in Oregon. Our intend to bundle the IG repair dealerships with other glass restoration dealerships, such as scratch removal and glass coating, will give us opportunity to substantially increase our revenue and profits, by offering combined training programs that cover a wide range of glass restoration services. This will generate revenue from training fees that currently go to Crystal Clear in Canada, but it also generates additional revenue for the training of other glass restoration techniques. This will make MDS dealerships a one-stop shopping place for glass restoration needs.

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

If funding is available all of the above components of the business plan can be executed effectively. If no funding can be obtained, MDS' potential will be limited, but the business plan can be executed, but at a much slower pace. If funding can be obtained, MDS will be able to capitalize on the enormous market potential that exists in this untapped IG Unit repair market and ancillary services. With the strong glass industry experience and management experience of key management personnel that is now in place, the business plan has all the ingredients to create a successful and profitable glass restoration business in North America and worldwide.

                              Results of Operations

Three Months Ended September 30, 2004 compared to Three Months Ended June 30, 2004.

MDS' business activity increased substantially during the 3 months ending September 30. 2004 due to the start up of MDS's 75% owned glass restoration subsidiary IG Wizard Inc. in Bend, Oregon. Although MDS received its first royalty income from the 2 dealerships it sold in the 3rd Quarter, revenue in MDS was minimal due to the lack of dealership sales in the 3rd Quarter.

Net loss for the three months ended September 30, 2004 increased by $35,914 compared to the 3 months ending June 30, 2004. This was mainly due to the start up of the IG Wizard subsidiary and the lack of dealership sales in MDS. Total consolidated revenues of $30,676 consisted of $18,150 IG Wizard revenue from a glass restoration project in Jackson Hole, Wyoming and $10,000 IG Wizard revenue from the training and equipment sales for technicians for an IG Wizard branch in Sacramento, California. MDS revenue from royalty payments, because of two previously sold dealerships by MDS, was $905 in the 3 rd Quarter.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

The Company did not have any operational activity for the nine months ended September 30, 2003. Revenue for the nine month period ending September 30, 2004, which commenced May 2004 and only covers 5 months of operational activity, was about $50,000 compared to $0 for the same period last year. Net loss for the period increased from $3,320 in 2003 to $135,481 for the 9 months ending September 30, 2004. Significant one-time expenses totaling about $50,000 have been incurred during the period due to negotiating the CCWWi dealership and reseller agreements and start up of IG Wizard.

                        Liquidity and Capital Resources.

At September 30, 2004, we had only $668 in cash and cash equivalents. However, IG Wizard's Accounts Receivable was $19,770 on September 30 from a glass restoration project in Wyoming mentioned above that was started September 14, 2004.

Sources of liquidity are dealership sales, glass restoration projects for IG Wizard and working capital provided by OFG. With the contracts currently on hand for IG Wizard and projected MDS dealership sales in the next quarter, working capital should be sufficient to continue our current operations, including the ability to grow within the market. If working capital is needed, due to lack of operating revenue, such working capital may be obtained from OFG. We are ahead of schedule with the acquisition of a scratch removal process and a glass coating process through IG Wizard. To effectively take advantage of the market potential of the different glass restoration processes, we would have to raise additional debt or equity capital. Although failure to raise capital when needed could adversely impact the growth of our business, operating results and liquidity, it is not expected to put continued operations at risk. If additional funds are raised through the issuance of convertible debt or equity securities, the percentage of ownership of existing stockholders may be diluted. Furthermore, these equity securities might have rights, preferences or privileges senior to our Common Stock. Additional sources of financing may not be available on acceptable terms, if at all.

Liquidity and operating results are not materially affected by seasonal fluctuations in sales. Furthermore, the earlier than anticipated introduction of a scratch removal process will strengthen liquidity and operating results ahead of schedule.

We have sufficient cash flow and working capital resources to cover all operations within the parameters and guidelines we have set for our operations for the next twelve (12) months if we were to only sell dealerships. However, the start up of IG Wizard in August 2004, our first corporate dealership, did require additional funding during the start up phase in the 3rd quarter and it has negatively affected liquidity.

We do not offer any incentives in connection with the purchase or promotion of dealerships. The dealership price is established by agreement between Crystal Clear and MDS and no incentives can be given to MDS dealers that are not also given to Crystal Clear's (CCWWi) own dealers. Effective November 1, 2004 the dealership price increased from $35,000 to $45,000, which effectively more than doubles MDS' profit margin from $8,500 prior to November 1, 2004 to $18,500 per dealership sold after that date.

Management fees payable to OFG amount to $12,000 per month and are deferred until liquidity is sufficient to permit payment. Total consolidated monthly fixed expenses, including OFG management fees, amortization, depreciation and lease payments are about $27,500. With variable expenses at 20%, break-even revenue is $34,375 total revenue from MDS and IG Wizard combined. To achieve this we only need to sell one CCWWi dealership per month and generate $15,875 revenue through IG Wizard. Even during this start up phase IG Wizard can generate at least $25,000 revenue from the two technicians it has employed. For instance, the $50,000 total revenue since the start of operations in May 2004, consisted of $18,250 generated in the last two weeks of September by two IG Wizard technicians working on a glass restoration project. Dealership sales by MDS and revenue generated by IG Wizard from glass restoration will provide sufficient consolidated revenues to maintain ongoing operations.

Item 3. Controls and Procedures

                Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

                          Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5: Other Information

On August 17, 2004, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 1,275,700 shares of our common stock held by our shareholders. The effective date of our registration statement was September 7, 2004, pursuant to an order of the Commission.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     31.1 Certificate of Principal Executive Officer
     31.2 Certificate of Principal Accounting Officer
     32.3 Certification  Pursuant  to 18 U.S.C.  1350,  as Adopted  Pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002
     32.4 Certification  Pursuant  to 18 U.S.C.  1350,  as Adopted  Pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTER DISTRIBUTION SYSTEMS, INC.
(Registrant)

By:/s/Harry P. Beugelink                    Date:  November 8, 2004
----------------------------
Harry P. Beugelink
Principal Executive Officer

By:/s/Harry P. Beugelink                    Date:  November 8, 2004
----------------------------
Harry P. Beugelink
Principal Financial Officer

By:/s/Harry P. Beugelink                    Date:  November 8, 2004
----------------------------
Harry P. Beugelink
Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/Harry P. Beugelink                    Date:  November 8, 2004
----------------------------
Harry P. Beugelink
Director

By: /s/Michael P. Boyle                     Date:  November 8, 2004
----------------------------
Michael P. Boyle
Director