Form 10KSB
period 2004-12-31
MASTER DISTRIBUTION SYSTEMS, INC.
filed 2005-04-07
CIK 1140457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

      [X]  ANNUAL  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES
             EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004


      [ ]  TRANSITION   REPORT  UNDER   SECTION  13  OR  15(d)  OF  THE
             SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File No.: 000-32309

                        Master Distribution Systems, Inc.
 -------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                         86-1010155
 -------------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer incorporation
        or organization)                                 Identification No.)

                              6224 Arctic Loon Way
                               Rocklin, CA, 95765
           -----------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                    Issuer's telephone number: (541) 350-0341

       Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: Common


                     Common Stock, Par Value $.001 Per Share
                    ----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $110,777

As of December 31, 2004, we had 10,496,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE


Registration Statement filed on Form SB-2 on August 17, 2004.

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify the language in this Form 10-KSB, Master Distribution Systems, Inc. is referred to herein as "we" or "us."

                                TABLE OF CONTENTS
                                                                      Page
Part I

ITEM 1. DESCRIPTION OF BUSINESS .......................................  4
        The Company ...................................................  4
        Business of the Company .......................................  4
        Employees .....................................................  4
ITEM 2 DESCRIPTION OF PROPERTIES ......................................  4
ITEM 3 LEGAL PROCEEDINGS ..............................................  4
ITEM 4 SUBMISSION OF MATTERS TO A VOTE
        OF THE SECURITY HOLDERS .......................................  4

Part II

ITEM 5 MARKET FOR REGISTRANT'S COMMON
        EQUITY & RELATED STOCKHOLDER MATTERS ..........................  5
        Market ........................................................  5
        Holders .......................................................  5
        Dividends .....................................................  5
ITEM 6 MANAGEMENT'S DISCUSSION & ANALYSIS OF
        FINANCIAL CONDITION & RESULTS OF OPERATION ....................  5
        Plan of Operation .............................................  5
        Forward-Looking Statements ....................................  7
ITEM 7 FINANCIAL STATEMENTS ...........................................  8
ITEM 8 CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING &  FINANCIAL DISCLOSURE ......................... 21
ITEM 8A CONTROLS & PROCEDURES.......................................... 21

Part III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS &
        CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT ........................................... 22
        The Directors and Officers of the Company ..................... 22
        Compliance with Section 16(a) of the Exchange Act ............. 25
ITEM 10 EXECUTIVE COMPENSATION ........................................ 25
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS & MANAGEMENT ........................................... 25
        Security Ownership of Beneficial Owners ....................... 26
        Security Ownership of Management .............................. 26
ITEM 12 CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS .................. 26
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .............................. 27
        Exhibits ...................................................... 27
        Reports on Form 8-K ........................................... 27

SIGNATURES ............................................................ 28

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                  The Company

Master Distribution Systems, Inc. is a Nevada corporation originally formed on July 16, 1998 as "Roberts & Levins, Inc. Our principal place of business is located at 6224 Arctic Loon Way, Rocklin, CA, 95765.


                             Business of the Company

We are engaged in the sale of dealership licenses for glass restoration (MDS) and after June 2004, repair services and providing of such services of IG Wizard, Inc. (IGW), worldwide, however, that entity was sold at the end of December 2004 and its operations discontinued as a result of its disposal.

                                    Employees

We currently employ 1 full time employee and 1 part time employee on a contract basis.

ITEM 2. DESCRIPTION OF PROPERTIES

Our only office facility is our principal place of business is located at 6224 Arctic Loon Way, Rocklin, CA, 95765 which we lease on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, nor are any of our properties the subject of, any pending legal proceedings and no such proceedings are known to us to be threatened or contemplated by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for our common stock.

                                     Holders

At December 31, 2004, there were approximately 56 holders of record of our common stock.

                                    Dividends

We have not declared any cash dividends within the past two years of our common stock, nor do we anticipate or contemplate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

Our objectives for the next twelve (12) months are:

o    Sell Dealerships.

To roll out the initial 50 Crystal Clear dealerships at a rate of 25 per year for the first 50 and reduce the roll out time for the subsequent set of 50 dealerships by 6 months. The outright sale of dealerships requires very little financial resources and manpower. We are using our existing network of business contacts to find parties that are interested in a dealership. Every sale of a dealership generates a minimum of $10,000 in commissions of which $3,500 will be paid as a referral fee to a 3rd party that introduced the dealer. The business plan is based on the purchase of at least 2 dealerships per month. This would produce $17,000 or more revenue and would be sufficient to generate a positive cash flow in MDS and support one part time person to coordinate the sales activities and dealership sign up.

o    Set up MDS owned Dealerships.

Because profit margins are very attractive at the dealership level, MDS will set up corporately wholly owned stores, or in partnership with other interested parties. In addition to new dealerships owned by MDS, we will approach existing small operators which are already in the Residential and Commercial Building Services Industry and partner with them in specific dealerships through minority or majority ownerships. To roll out dealerships that are wholly or partly owned by MDS, additional funding will be required to acquire and start up these dealerships. We estimate that a dealership of 2 technicians will require funding to a maximum of about $75,000 over a 3-month period before the dealership can support its operations from cash flow. Most existing dealerships operate with no more than 3 people, two technicians and one part time administrative person. MDS will provide the funding to the wholly or partly owned dealerships from revenue generated through the sale of dealerships and the royalty received from product purchases by MDS dealers. If MDS's cash flow is insufficient, funding will be sought through shareholder loans or private funding. We intend to open a new MDS wholly or partly owned dealership every 6 months.

                              Results of Operation

   Results of Operation for Year Ended December 31, 2004 and December 31, 2003

As a result of the Company acquiring the rights to sell dealerships from a Canadian licensee in May 2004, our previous history as a development stage company ceased. Accordingly, we began operations through the sale of dealership licenses and earned revenues relating to our 33 1/3 percent royalty interest in supplies sales originating from those dealerships. We did operate a 75 percent subsidiary, unsuccessfully, and those operations resulted in being discontinued in December 2004, approximately 5 months after they began. We did not sell, as planned, sufficient dealerships under the license agreement for 2004, thus we were required to purchase two additional dealership licenses at a total cost of $50,000 which are classified as dealership license inventory at December 31, 2004.

Reveunes

We earned total revenues of $110,777 for the year ended December 31, 2004 compared to revenues of $0 for the year ended December 31, 2003. The increase is mostly attributable to dealership license sales of $104,075, however, royalty revenues of $6,702 were generated by such sales.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

Costs and Expenses

            Costs

The cost of 3 dealerships sold during the year was $75,000, or $25,000 each.

            Expenses

Of the total expenses incurred for the year 2004, the majority was for management fees of $100,375 relating to services provided by the parent company of MDS, and $33, 985 for legal, audit and review services.

General and administrative expenses were $10,757 for fiscal, 2004, compared to $0 $4,358 for fiscal 2003. The increase is primarily attributable to operational overhead as a result of the commencement of our business.

Net Loss

We had a net loss of $120,307 for fiscal 2004 as compared to net loss of $4,358 for fiscal 2003. The increase in net loss is primarily attributable to costs and expenses related to the commencement of our business, including the costs of dealership licenses, management and professional fees.

                        Liquidity and Capital Resources

We had total assets of $87,167 at December 31, 2004, compared to total assets of $0 at December 31, 2003. This increase is primarily attributable to an equity investment of $25,000 and dealership license inventory of $50,000.

We had total current liabilities of $153,401 at December 31, 2004, compared to total current liabilities of $19,933 at December 31, 2003. This increase is attributable to an increase in advances to related parties of $18,398 and additional liabilities for accounts payable of $65,071 and accrued management fees of $50,000.

At December 31, 2004, we had $500 in cash and cash equivalents, compared to $0 in cash and cash equivalents at December 31, 2003.

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

We have sufficient cash flow and working capital resources to cover all operations within the parameters and guidelines we have set for our operations for the next twelve (12) months if we only sell dealerships and earn related supplies royalties.

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

ITEM 7. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
                                                                           PAGE

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM                            F-1

BALANCE SHEETS                                                              F-2

STATEMENTS OF OPERATIONS                                                    F-3

STATEMENTS OF STOCKHOLDERS' EQUITY                                          F-4

STATEMENTS OF CASH FLOWS                                                    F-5

NOTES TO FINANCIAL STATEMENTS                                               F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MASTER DISTRIBUTION SYSTEMS, INC.
Scottsdale, Arizona

We have audited the accompanying balance sheet of Master Distribution Systems, Inc. (formerly Roberts & Levin, Inc. (a Nevada corporation) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Master Distribution Systems, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Braverman International, P.C.
Prescott, Arizona
March 19, 2005

                        MASTER DISTRIBUTION SYSTEMS, INC
                                 BALANCE SHEETS




                                                       December 31, December 31,
                                                            2004         2003
                                                          ---------    ---------

                                     ASSETS
                                    ---------

 CURRENT ASSETS
     Cash                                                 $     500    $     --
     Dealership license inventory                            50,000          --
                                                          ---------   ---------

      Total current assets                                   50,500          --
                                                          ---------   ---------

 OTHER ASSETS
     Deferred offering costs                                  5,000
     Investment, at equity                                   25,000
     Dealership reseller rights, net                          6,667
                                                          ---------   ---------
                                                             36,667
                                                          ---------   ---------

                                                          $  87,167    $     --
                                                          =========   =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

      Accounts payable                                    $  65,071    $     --
      Advances-related parties                               38,331      19,933
      Accrued management fees-parent company                 50,000
                                                          ---------   ---------

       Total Current Liabilities                            153,401      19,933
                                                          ---------   ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $,001, 25,000,000 shares
  authorized, 10 496,000 shares outstanding -2004,
  3,000,000 shares outstanding-2003                          10,496       3,000
Paid in capital                                              66,509
Retained earnings (deficit)                                (143,240)    (22,933)
                                                          ---------   ---------

Total Stockholders' Equity (Deficit)                        (66,235)    (19,933)
                                                          ---------   ---------

                                                          $  87,167    $     --
                                                          =========   =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC
                            STATEMENTS OF OPERATIONS


                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                      -------------------------
                                                           2004          2003
                                                      ------------ ------------

REVENUES
Dealership license sales                                $  104,075   $       --
Royalties                                                    6,702
                                                      ------------ ------------

                                                           110,777
                                                      ------------ ------------
COSTS AND EXPENSES
   Cost of dealership licenses                              75,000
   Commissions-parent company                                7,633
   Professional fees                                        33,985
   General and administrative                               10,757        4,358
   Management fees-parent company                          100,375
   Amortization                                              3,333
                                                      ------------ ------------

   Total costs and expenses                                231,084        4,358
                                                      ------------ ------------

NET (LOSS) FROM CONTINUING OPERATIONS                     (120,307)      (4,358)

DISCONTINUED OPERATIONS:
       (Loss) from operations of discontinued subsidiary
         net of income taxes                               (61,930)
       Gain on disposal of subsidiary
         net of income taxes                                61,930
                                                      ------------ ------------

NET (LOSS)                                              $ (120,307)  $   (4,358)
                                                      ============ ============
BASIC NET (LOSS) PER SHARE:

      (Loss) from operations                            $    (0.01)       *
      (Loss)  from discontinued operations                   (0.01)
      Gain from disposal                                      0.01
                                                      ------------ ------------

BASIC NET (LOSS) PER SHARE                              $    (0.01)       *
                                                      ============ ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                             10,496,000   10,496,000
                                                      ============ ============

*  less than $(.01) per share




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                            Common Stock                          Retained
                                                  -----------------------------     Paid-in       Earnings
                                                       Shares         Amount        Capital      (Deficit)          Total
                                                  -------------- -------------- -------------- -------------- --------------
Balances, December 31, 2002                            3,000,000   $      3,000   $         --   $    (18,575)  $    (15,575)
  Net (loss) for the year                                                                              (4,358)        (4,358)
                                                  -------------- -------------- -------------- -------------- --------------


Balances, December 31, 2003                            3,000,000          3,000                       (22,933)       (19,933)
  On June 25, 2004, outstanding shares were

    contributed and cancelled                         (2,504,000)        (2,504)         2,504                            --
  Contribution of advances by shareholder
    on June 25, 2004                                                                    23,005                        23,005
  Issuance of shares for dealership rights at par
   on June 28, 2004                                   10,000,000         10,000                                       10,000
  Costs to register restricted common stock                                            (21,000)                      (21,000)
  Contribution of management fees by shareholder
    on December 31, 2004                                                                62,000                        62,000
  Net (loss) for the year                                                                            (120,307)      (120,307)
                                                  -------------- -------------- -------------- -------------- --------------

Balances, December 31, 2004                           10,496,000   $     10,496   $     66,509   $   (143,240)  $    (66,235)
                                                  ============== ============== ============== ============== ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                      ------------ ------------
                                                            2004         2003
                                                      ------------ ------------


OPERATING ACTIVITIES
  Net (loss) from operations                            $ (120,307)  $   (4,358)
      Amortization                                           3,333
      Contributed services                                  84,976
  Adjustments to reconcile net (loss) to net
    cash used by operating activities:
         Dealership license inventory                      (50,000)
         Accounts payable                                   65,071
         Accrued management fees-parent company             50,000
                                                      ------------ ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            33,073       (4,358)
                                                      ------------ ------------

INVESTING ACTIVITIES
          Equity investment, at cost                       (25,000)
                                                      ------------ ------------

                                                           (25,000)
                                                      ------------ ------------

FINANCING ACTIVITIES
       Deferred offering costs                              (5,000)
       Registration costs                                  (21,000)
       Advances-related parties                             18,427        4,358
                                                      ------------ ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   (7,573)       4,358
                                                      ------------ ------------

NET INCREASE IN CASH                                           500           --

CASH, BEGINNING OF PERIOD                                       --           --
                                                      ------------ ------------

CASH, END OF PERIOD                                     $      500   $       --
                                                      ============ ============

NON-CASH INVESTING AND FINANCING ACTIVITIES

 10 Million Common shares issued to acquire
   dealership rights, at par value                      $   10,000
                                                      ============
  Contribution and cancellation of 2,504,000
     outstanding shares of common stock                 $    2,504
                                                      ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       MASTER DISTRIBUTION SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Master Distribution Systems, Inc. (the Company or MDS), (formerly Roberts & Levin, Inc.), was in the development stage from inception through March 31, 2004, as defined in Financial Accounting Standards Board Statement No. 7. In April 2004, the Company earned substantial revenues, and no longer continued as a development stage company. It is a Nevada corporation, formed July 16, 1998. Its year-end is December 31.

The Company's activities commencing after the development stage consisted of one segment, the sale of dealership licenses for glass restoration (MDS) and after June 2004, repair services and providing of such services of IG Wizard, Inc.
(IGW), worldwide, however, that entity was sold at the end of December 2004 and its operations discontinued as a result of its disposal.

The functional currency of the Company is U.S. dollars, and therefore there is no currency translation at any date. Currency gains and losses are charged to operations when incurred.

Financial Presentation

The accompanying financial statements for the year 2004 are those of Master Distribution, Inc. and the results of discontinued operations of the Company's 75% owned subsidiary, IGW which was formed in July 2004, and disposed of on December 31, 2004. The Company's 20% investment in Glass Wizard, LLC (GWL), acquired on December 31, 2004, is carried at equity and no earnings were reported as of that date. All significant intercompany transactions have been eliminated.

Because the disposal of IGW occurred as of December 31, 2004, there are no remaining assets or liabilities of IGW included in the balance sheet at that date, and the financial statements are therefore presented as unconsolidated.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations. Management's plan is to pursue a private placement of its common stock, sufficient in amount to sustain profitable operations and to further the development of its business plan . The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

Earnings (loss) Per Common Share

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the periods presented.

On June 25, 2004, the Board of Directors authorized a 3 for 1 forward split of its common stock. Prior to the forward split the Company had 1,000,000 shares of its common stock issued and outstanding. After the forward split there were 3,000,000 shares outstanding of which 2,504,000 shares were returned to the Company by the then principal shareholders, and cancelled. Accordingly, for calculation of loss per share, all shares outstanding were considered issued at inception of the Company, including the forward stock split, shares returned to the Company, and all shares issued at par value during the year, in accordance with the interpretive response by the Securities and Exchange Commission in applying the requirements of FASB #128.


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

Revenue Recognition, Restated

Dealership license sales

The agreement relating to the reselling of dealership licenses commencing in May 2004, required the Company to purchase a minimum of 50 dealership licenses within the first two years at $25,000 each. Through September 30, 2004, the Company originally believed that the proper accounting presentation for reporting such transactions was to net the cost paid for the dealership licenses against the related sales resulting in commission revenues, rather than grossing up the transaction as a sale and cost of sale. This accounting treatment was based on the presumption that dealership sales would be greater than the minimum number of dealership licenses that were required to be purchased, and the transaction were considered more similar to brokering such licenses rather than acquiring them for sale.

However, as of December 31, 2004, and for the 3 months then ended, the Company was required to purchase two dealership licenses to meet their minimum purchase commitment. Accordingly, the Company has changed its accounting policy, retroactively in 2004, the first year of such sales, with respect to the treatment of dealership license sales, as a sale and a cost of sale. The previously reported $19,075 of net commission income as of September 30, 2004, has been restated as sales of $69,075 and cost of sales as $50,000, which are included in the total sales and cost of sales for 2004 of $104,075 and $75,000, respectively. This change in accounting had no effect on previously reported net loss or loss per share at any date in 2004.

Royalty revenues

Revenues generated from the purchase of supplies by the dealerships through the dealership licensor, for dealerships sold by the Company, are recognized as revenues at the time such purchases are reported to the Company by the Company's Canadian dealership licensor. Royalty revenues approximate one-third of the purchase price of supplies paid by dealerships.

Revenues included in discontinued operations of subsidiary

The Company's subsidiary, IGW, generated revenues from only one Wyoming scratch removal job during 2004 which totaled $56,401. $5,720 was generated from IG repair during 2004 from only one subcontractor in the Lake Tahoe-Sacramento area, Glass Wizard, LLC, (GWL) in which the Company obtained a 20 percent equity interest at December 31, 2004, as further described below.

Dealership License Inventory

The Company was required to purchase two dealership licenses from the licensor, per its resale agreement as noted above at a cost of $25,000 each or $50,000. These licenses were classified as inventory on the accompanying balance as of December 31, 2004, at the lower of cost or market.

Investment, at equity

The Company's 20 percent investment in GWL is accounted for under the equity method of accounting whereby distributions will be recorded, when received, as earnings on the investment. GWL was formed in December 2004. The Company exchanged the $25,000 balance due from a dealership license sold to GWL on December 31, 2004, as the cost basis for its investment. The Company replaced a member of its Board of Directors, the former President/CEO of IGW, with a member from the controlling member of GWL, Capital Consulting Group, Inc of Rocklin California.


NOTE 2 - CAPITAL CONTRIBUTIONS AND RELATED PARTY TRANSACTIONS

Operating expenses from inception through June 30, 2004 include amounts incurred by the Company for management services, incorporation and annual charter fees, office expenses, filing fees, resident agent and auditing and review services at the lower of cost or fair value. Since the Company never maintained a bank account through that date, all such expenses incurred were paid by the principal shareholder (prior to June 25, 2004), less the proceeds received from the sale of the 1,000,000 shares (pre-split) of the Company's common stock of $2,800. As of June 25, 2004, the accumulated amount of such expenses owed to shareholder, net of the proceeds of common stock was $22,976 which was contributed to capital as of that date.

Subsequent to the above, was the additional contribution to capital of $62,000 of accrued but unpaid management fees owed by the Company to its parent, OFG EuroPacific Limited, who provided such services and other benefits to the Company during 2004. During 2004, OFG provided total management services of $112,000 as well as working capital of $46,761, interest free. As of December 31, 2004, OFG was owed $35, 622 for working capital and $50,000 for management services.

The president of MDS also provided interest free advances to the Company, and as of December 31, 2004 he was owed $2,709.


Commission Expense

OFG was paid $7,633 during 2004 for its efforts in locating and selling the first two dealerships sold by the Company. Future commission expense is expected to be $3,500 for each dealership referred to MDS by third parties other than OFG.


NOTE 3 - INCOME TAXES

There was no current federal tax provision or benefit for any period since inception, nor were there any recorded deferred income tax assets as such amounts were completely offset by valuation allowances. Substantially all expenses incurred through June 25, 2004, are considered start-up costs for income tax purposes, and will be amortized over 60 months commencing that date. The Company has net operating loss carryovers for income tax purposes as of December 31, 2004 of $57,297, substantially all of which expire in the year 2024, if unused.

The following is an analysis of deferred tax assets for as of December 31, 2003 and 2004. Deferred tax assets and valuation allowance as of December 31, 2003 has been restated to give effect to comparative non-deductible contributions for management fees contributed to capital during 2004.

                                               Deferred   Valuation
                                             Tax Assets   Allowance     Balance
                                             ----------- ----------- ----------
Deferred tax assets at December 31, 2003      $   1,577      (1,577)  $    -0-
Additions for 2004                               11,393     (11,393)       -0-
                                             ----------- ----------- ----------
Deferred tax assets at December 31, 2004      $  12,970   $  12,970)  $    -0-
                                             =========== =========== ==========


The following is reconciliation from the expected statutory federal income tax provision to the Company's actual income tax (benefit) for the years ended December 31:

                                                                2004      2003
                                                             ---------  -------
Expected income tax (benefit) at federal statutory tax rate  $ (24,061)  $ (889)
Non deductible items                                            12,668      540
Valuation allowance                                             11,393      349
                                                             ---------  -------

Actual income tax                                            $    -0-   $   -0-
                                                             =========  =======

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

Dealership licenses

Pursuant to the dealership licensing agreement the Company has with Crystal Clear Window Works, Inc. (CCWWI), it is required to purchase for $25,000 each a total of 50 licenses ($1,250,000) during the first two years of the agreement commencing May 1, 2004. If the Company agrees to extend the agreement for another two years, it will be required to purchase an additional 50 licenses at a renegotiated cost.

Approximately 30 percent of the states in the United States have restrictions, which may preclude the sale of dealership licenses.

Major supplier

The dealership licenses and sources of supplies, which constitute the major ongoing business of the Company, are concentrated in one company, CCWWI, located in Ottawa Canada. However, should CCWWI no longer exist, its proprietary knowledge has been preserved in escrow with an independent party for future access by dealers and the Company.

Common shares to IGW management

On June 18, 2004, in connection with the retention of IGW's President/ CEO, MDS agreed to immediately vest 50,000 of MDS restricted common stock as part of the total of 250,000 shares granted to him, to be vested over a two year period, of which 100,000 were to be vested after one year, and the balance of 100,000 vested at the end of the second year. The initial 50,000 shares, although vested, have not been issued or recorded, since the Company believes it is entitled to offsetting consideration from this officer because of issues related to the period IGW was a subsidiary of the Company. The balance of the 200,000 common shares subject to grant, are no longer applicable because of the formal resignation of the President/CEO in March 2005.

Investment

According to the agreement, the Company shall contribute capital, as required, in proportion to its respective membership ownership. Extra cash contributions by the Company over and above its membership portion will be repaid, with interest at 10% per annum, prior to any pro rata distributions of net profits.


NOTE 5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

SFAS No. 123R was recently issued which replaces SFAS No. 123. It becomes effective in the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. This statement no longer allows a fair value based method which was provided by APB 25. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The revised statement doesn't prescribe a specific valuation technique that is to be used.

NOTE 6 - ACQUISITION OF DEALERSHIP RESELLER RIGHTS FOR COMMON STOCK

On June 28, 2004, the Company issued 10 million shares to an unrelated party to acquire the exclusive worldwide rights, except exclusivity for the United States and Canada, to acquire and resell dealerships involving the technology to restore, repair and renew residential and commercial glass units in windows and patio doors by the application of thermal pane moisture control systems to remove moisture and condensation, restore insulation value and prevent re-occurrence of condensation and further degradation of failed windows.

The 10 million shares issued were valued by the Board of Directors at par, $.001 per share, for at total of $10,000, which approximates the legal and travel costs incurred by the unrelated party, OFG EuroPacific Limited (OFG), a Cyprus corporation, to facilitate the rights provided by a Canadian based manufacturing company, CCWWI.

NOTE 7 - COST AND AMORTIZATION OF ACQUIRED DEALERSHIP RESELLER RIGHTS

The aforementioned capitalized rights, which were recorded at a cost of $10,000, are being amortized ratably over a 24 month period, based on the initial term of the master dealership & resale agreement. The agreement may be extended another two years if the Company purchases 50 dealerships during the first two years of the agreement in accordance with a prescribed minimum number ranging from one each month from July 2004, through April 2005, increasing to a maximum of 4 per month in November 2005, through the balance of the two year term. As of December 31, 2004, six dealerships were acquired. Four dealerships were sold during the year 2004 of which one was converted to a 20 percent equity interest in an existing company, GWL as of December 31, 2004. GWL operates as a full service glass restoration company providing scratch removal and insulated glass unit repair. MDS expects to receive annually, 20 percent of the net earnings from this investment.

NOTE 8 - DISPOSAL OF MAJORITY OWNED SUBSIDIARY

The Company set up a separate majority owned subsidiary at no cost in July, 2004, IGW, to furnish the glass repair and restoration services relating to a corporate owned dealership purchased by MDS for $25,000. IGW is owned 75% by the Company and 25% by the subsidiary's president and chief operating officer, who is also a member of the Board of Directors of the Company. IGW operated until December 31, 2004, at which date OFG purchased it from MDS for a total consideration of $11,139.

This disposition was beneficial to MDS as managerial and organizational problems of IGW prevented fulfillment of the plans MDS had set forth with IGW management. As a result of the disposal of the subsidiary in 2004 to MDS's parent, OFG, MDS recorded a loss from operations of discontinued subsidiary of $61,930, and a gain on disposal of the subsidiary of $61,930. Because the disposition of the entire stock interest of the subsidiary occurred as of December 31, 2004, there are no further liabilities to be incurred by MDS after that date, and none were recorded.

NOTE 9 - COMPLETION OF A REGISTRATION STATEMENT

The Company's registration statement with the Securities and Exchange Commission on Form SB-2 became effective in August 2004, enabling 1,275,700 shares of the existing outstanding shares to be sold to the public, however, no proceeds were obtained from this registration statement by the Company.

NOTE 10 - CANCELLATION OF OUTSTANDING SHARES

Prior to the issuance of 10 million shares as referred to above, the Company forward split its outstanding shares 3 for 1 and the principal shareholders returned 2,504,000 shares to the treasury which were cancelled, resulting in an increase in paid in capital of $2,504 and a reduction in par value of $2,504.

NOTE 11 - FOREIGN SALES

Included  in total  revenues  for the year  2004  were  the  following  in U. S.
dollars:

                            Commissions    Royalties
                           ------------ ------------
Canadian revenues            $  69,075       $ 6,702
U. S. revenues                  35,000             0
                           ------------ ------------
Total                        $ 104,075       $ 6,702
                           ============ ============

NOTE 12- SUBSEQENT EVENTS

On March 7, 2005, the Company entered into an agreement with a consultant to provide value-added strategic advisory and consulting services to assist the Company in furthering its business plan including the sale of dealerships.

The agreement will remain in force for 60 days at the end of which time the parties will determine if any extension of the agreement is desirable. Compensation for the consultant is: a), an hourly rate of $125 for a maximum of 15 hours per week, and b), a bonus of $3,500 for each CCWWI dealership sold directly or indirectly to or through any of consultant's parties.

The parties have agreed to defer payment of the weekly fees until the earlier of when cash is available for payment, or when free trading shares, pursuant to a filing on Form S-8, can be made available to consultant. The bonus may be paid, at the consultant's option, in free trading shares of the Company at the closing of each dealership sale involving the consultant at a price per share to be determined between the parties. The consultant also signed a 3 year non-circumvention, non-disclosure and confidentiality agreement on the same date.

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

We are not aware, and have not been advised by our auditors, Braverman International, P.C. of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

                Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

                          Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of December 31, 2004, the Directors and Officers of the Company were as follows:


Name                  Age Position                  Term Commenced Term Expires
-------------------- ---- ------------------------- -------------- -------------
Harry P. Beugelink   55   Director/President/       June 28, 2004  June 27, 2005
#200 Paseo de las          Treasurer/Secretary
Penas, San Antonio
Tlayacapan, Jalisco,
Mexico, 45900
Michael P. Boyle     43   Director/Chief Operating  July 25, 2004  Resigned
66932 Sagebrush Lane       Officer                                 March 1, 2005
Bend, Oregon 97701

On June 18, 2004, Mr. Boyle executed an employment agreement with us that has a term of two (2) years commencing July 15, 2004 entitling Mr. Boyle to an annual salary of $96,000 and 250,000 shares of our common stock to be paid 50,000 shares on the execution date of the agreement, 100,000 shares on the first anniversary date of the agreement and 100,000 shares on the second anniversary date of the agreement. Mr. Boyle shall also be entitled to a twenty five percent (25%) equity participation in each location that we establish. The agreement also contains a noncompete provision that survives for a period of one year after the termination of the agreement, and a requirement that Mr. Boyle execute our Confidentiality and Invention Assignment Agreement prior to commencing his duties, with which he has complied. We have no employment agreement with Harry
P. Beugelink, nor do we intend to enter into such an agreement in the foreseeable future as he acts as Officer and Director on behalf of the parent company OFG EuroPacific Limited.

No executive officer or director of MDS has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of MDS has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No executive officer or director of MDS is the subject of any pending legal proceedings.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Harry P. Beugelink, Director/President/Treasurer/Secretary, Age 55:

Place of Birth:Enschede, the Netherlands

Residence:     #200 Paseo de las Penas, San Antonio Tlayacapan, Jalisco, Mexico,
               45900

Citizenship:   Canadian

Occupations:

1976-1979:     Sales Engineer,  NEM BV., Leiden, the Netherland  Responsible for
               preliminary boiler design and preparation of proposals for waste heat steam generator plants.

1979-1984:     Engineer/Project  Manager,  H.A.Simons  Ltd,  Vancouver,  Canada.
               Responsible  for  engineering  of  power  plants  in pulp  mills.
               Overseeing  the work of a team of designers and  draftsmen.  From
               1982 to 1984 assigned to supervise several construction contracts
               of  a   pulpmill   expansion   project   for   Australian   Paper
               Manufacturers Ltd. in Melbourne, Australia.

1984-1991:     Plant  Manager,  Indal Building  Products,  Port  Coquitlam,  BC,
               Canada Responsible for the design, manufacturing and distribution of aluminum windows and patio doors for a large aluminum window manufacturing plant producing from 500 to 1000 insulated glass units and windows per day.

1991-1997:     VP & Gen. Manager,  Coast Steel Fabricators Ltd., Port Coquitlam,
               BC, Canada Responsible for the overall operation of a heavy steel engineering, manufacturing and construction company, specializing in the design and construction of large telescope enclosures and other specialty structures.

1997-2002:     Self Employed,  Import-Export and Management Consultant. Assisted
               several companies with the implementation of operation systems and controls

2002- Present: Partner, CFO and COO OFG EuroPacific Limited.
               Responsible for the administration and financial reporting of OFG and contributing management and technical expertise for companies OFG is supporting.

Education:
MSc.           Twente University, Enschede, the Netherlands, 1976
MBA            Simon Fraser University, British Columbia, Canada, 1992

Memberships:   Professional Engineers Association of British Columbia 1982-1999

               Mr. Beugelink has not, and currently does not serve as a director or officer of any other public company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Michael P. Boyle, Director, Chief Operating Officer, Age 43

Professional Experience

2000 - Present Glas-Weld Systems Inc., Bend, Oregon
CEO/President
               Oversee and direct operations for the sales, marketing, development and training of glass restoration products and services for the flat and automotive glass industry. Serving over 22 countries, 3000 customers and dealers worldwide. 2003 realized the best sales and growth in the company's 22-year history. Customer base is comprised mainly of dealers, glass manufactures, national, and international glass companies, and distributors.

1994 -2000     Realmedia Multimedia Productions                 Bend, Oregon
Owner
               Developed and designed multimedia presentation  software/hardware
               and  web  based   solutions   for  sales  and   training   driven
               organizations. Designed voice driven applications integrated with presentation, web based Microsoft applications, and operating systems.

1987-1993         Mogul Mouse Inc., Bend, Oregon
General Manager
               Responsibilities included daily management operations of a snow & water-ski retail operation In Central Oregon. Assisted 10 additional locations throughout Oregon and Nevada. Implemented computer integration for POS and Inventory Control. Over a 3-year period, the Bend stores achieved a 25 percent improvement in sales under Mr. Boyle's direction.

     o Professional Skills and Qualifications: Over 20 years of professional management experience including personnel, inventory and financial management.

     o Direct involvement in development of process and implementation of training and management programs.

     o    Extensive IT and software skills.

     o Additional skills include marketing and graphics design, packaging and print experience.

Professional Memberships   2003-Present

Education
Associates Degree - Pierce College, Woodland Hills, California, 1983 Business / Computer Science - Cal State University Northridge, Northridge,
 California,   1985
Business Management - Harmon Management Institute, Orem, Utah, 1992

Vice President National Glass Association/Nation Windshield Repair Association

     o    Bend Chamber of Commerce

     o    Opportunity Knocks Think Tank

Mr. Boyle has not, and currently does not serve as a director or officer of any other public company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS

Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

During fiscal 2004, pursuant to the laws of the State of Nevada, our Board of Directors did not formally meet as a Board. In fiscal 2004, none of our directors received any fee for attending Board meetings and received no expense reimbursement.

ITEM 9B: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. No changes in the holdings of any officer, director or other person took place and therefore, no other reports were required to be filed.

ITEM 10. EXECUTIVE COMPENSATION

Management fees for Mr. Harry Beugelink were accrued in 2004 on behalf of the parent company OFG and $62,000 of the accrued fees were reclassified as Paid in Capital. Mr. Mike Boyle received $41,800 for his duties as President of IG Wizard Inc. During the current fiscal year, we will defer management and directors fees until the company has sufficient working capital to pay such fees.

There are no unpaid or accrued fees to management or directors that are not reflected on the accompanying financial statements as of December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth, as of December 31, 2004, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of our company, (ii) each person known to us to be the beneficial owner of five percent (5%) or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT - continued

Name of Beneficial Owner         Common Shares Beneficially
or Name of Officer or Director             Owned                   Percent
-------------------------------- -----------------------------------------------
Harry P. Beugelink                             0                       0
Director/ President/
Treasurer/Secretary
#200 Paseo de las
Penas, San Antonio
Tlayacapan,
Jalisco, Mexico, 45900

Michael P. Boyle                          50,000                   0.47%
Director/Chief Operating Officer
66932 Sagebrush Lane
Bend, Oregon 97701

OFG EuroPacific, Ltd.  (1)             9,020,300                   85.5%
Neocleous House
188, Arch Makarios III Avenue
CY - 3608  Limassol

--------------------------------------------------------------------------------
Total Director/Officer/
5% Owners                              9,070,300                  85.97%

(1) Harry P. Beugelink is a director and officer of OFG EuroPacific, Ltd. and controls 37.5% of its common stock.

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

On June 28, 2004, our former Director and President returned 1,152,000 shares of our common stock to our treasury.

On June 28, 2004, our former Director, Secretary and Treasurer returned 1,152,000 shares of our common stock to our treasury.

On June 28, we issued 10,000,000 shares of our common stock to OFG EuroPacific Limited pursuant to the terms of a Stock Purchase Agreement of even date. Our Director, President, Treasurer and Secretary, Harry P. Beugelink, is a Director and Chief Operating Officer of OFG EuroPacific Limited.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                    Exhibits
     (a) Exhibits

Exhibit # Description
--------- ----------------------------------------------------------------------
     31.1 Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of Principal Accounting Officer as Required by Rule 13a-14(a)/15d-14

     32.1 Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350
          of Chapter 63 of Title 18 of the United States Code

     32.1 Certificate of Principal Accounting Officer as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350
          of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K

Form 8-K filed on June 29, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Braverman International, P.C.., as our independent accountants, our board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Braverman International, P.C., in fiscal year ended December 31, 2004, were approved by our board of directors.

Audit Fees

The aggregate fees billed by Braverman International, P.C. for professional services for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB for fiscal 2003 and 2004 were $683 and $10,947, respectively net of expenses.

Audit-Related Fees
None

Tax Fees
None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Master Distribution Systems, Inc.

By: /s/ Harry P. Beugelink                       Date: April 5, 2005
    ----------------------
        Harry P. Beugelink
        President

By: /s/ Harry P. Beugelink                       Date: April 5, 2005
    ----------------------
        Harry P. Beugelink
        Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Harry P. Beugelink                       Date: April 5, 2005
  ------------------------
        Harry P. Beugelink
        Director

By: /s/ Michael P. Boyle                         Date: April 5, 2005
    --------------------
        Michael P. Boyle
        Director