Form 10QSB
period 2005-03-31
MASTER DISTRIBUTION SYSTEMS, INC.
filed 2005-05-19
CIK 1140457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

                              6224 Arctic Loon Way
                               Rocklin, CA, 95765
                   ------------------------------------------
                     (Address of principal executive office)

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

Yes [X]   No [ ]

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of March 31, 2005 was 10,496,000.

                        MASTER DISTRIBUTION SYSTEMS, INC.

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                              Page


Item 1.  Financial Statements:

         Condensed Balance Sheets
         March 31, 2005 (unaudited) and December 31, 2004 .................. 4

         Unaudited Condensed Statements of Operations for the
         three months ended March 31, 2005 and 2004 ........................ 5

         Unaudited Condensed Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004 ........................ 6

         Statement of Stockholders' equity for the period from
         December 31, 2002 to March 31, 2005(unaudited) .................... 7

          Notes to Financial Statements (unaudited) ........................ 8


Item 2. Managements Discussion and Analysis of Financial Condition
            and Plan of Operations .........................................10

Item 3. Controls and Procedures ............................................12


PART II: OTHER INFORMATION

Item 1. Legal Proceedings ..................................................13

Item 2. Changes in Securities ..............................................13

Item 3. Defaults upon Senior Securities.....................................13

Item 4. Submission of Matters for a Vote of Security Holders................13

Item 5. Other Information...................................................13

Item 6. Exhibits and Reports on Form 8-K ...................................13

SIGNATURES..................................................................14

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere,, are incorporated by reference into this Form 10-QSB. The term the "Company" includes Master Distribution Systems, Inc., its predecessors, and its wholly owned subsidiary described elsewhere in this report.

PART I: FINANCIAL INFORMATION

Item1. Financial Statements



                         MASTER DISTRIBUTION SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS



                                                  March 31,    December 31,
                                                    2005           2004
                                               -------------- --------------
                                                  (Unaudited)
                                     ASSETS
                             ----------------------
 CURRENT ASSETS
     Cash                                           $     868      $     500
     Dealership license inventory                     125,000         50,000
                                               -------------- --------------

      Total current assets                            125,868         50,500
                                               -------------- --------------
 OTHER ASSETS
     Deferred offering costs                            5,000          5,000
     Investment, at equity                             25,000         25,000
     Dealership reseller rights, net                    5,417          6,667
                                               -------------- --------------
                                                       35,417         36,667
                                               -------------- --------------

                                                   $  161,285     $   87,167
                                               ============== ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                             $  151,690     $   65,071
      Advances-related parties                         51,931         38,331
      Accrued management fees-parent company           66,000         50,000
                                               -------------- --------------

       Total Current Liabilities                      269,621        153,401
                                               -------------- --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000 shares
  authorized, 10,496,000 shares outstanding            10,496         10,496
Paid in capital                                        66,509         66,509
Retained earnings (deficit)                          (185,341)      (143,240)
                                               -------------- --------------

Total Stockholders' Equity (Deficit)                 (108,336)       (66,235)
                                               -------------- --------------

                                                   $  161,285  $      87,167
                                               ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                    2005        2004
                                               -----------------------------
REVENUES
Royalties                                         $     2,088      $       -
                                               -------------- --------------
                                                        2,088              -
                                               -------------- --------------
 COSTS AND EXPENSES
   General and administrative:
    Professional fees                                  25,750          1,500
    Management fees-parent company                     16,000            375
    Other                                               1,189            552
   Amortization                                         1,250              -
                                               -------------- --------------

   Total costs and expenses                            44,189          2,427
                                               -------------- --------------

NET (LOSS)                                       $   (42,101)      $  (2,427)
                                               ============== ==============

BASIC NET (LOSS) PER SHARE                            *             *
                                               ============== ==============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        10,496,000      3,000,000
                                               ============== ==============

*  less than $(.01) per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    Three Months Ended
                                                          March 31,
                                               -------------- --------------
                                                    2005           2004
                                               -------------- --------------


OPERATING ACTIVITIES
 Net (loss) from operations                       $   (42,101)   $    (2,427)
   Amortization                                         1,250
 Adjustments to reconcile net (loss) to net
  cash used by operating activities:
     Dealership license inventory                     (75,000)
     Accounts payable                                  86,619
     Accrued management fees-parent company            16,000
                                               -------------- --------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (13,232)        (2,427)
                                               -------------- --------------

FINANCING ACTIVITIES
  Advances-related parties                             13,600          2,427
                                               -------------- --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              13,600          2,427
                                               -------------- --------------

NET INCREASE IN CASH                                      368              -

CASH, BEGINNING OF PERIOD                                 500              -
                                               -------------- --------------

CASH, END OF PERIOD                            $          868    $         -
                                               ============== ==============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                         Common Stock                          Retained
                                               -----------------------------     Paid-in       Earnings
                                                  Shares           Amount       Capital        (Deficit)       Total
                                               ----------------------------- -------------- -------------- --------------
Balances, December 31, 2003                         3,000,000    $     3,000                   $   (22,933)    $  (19,933)
 On June 25, 2004, outstanding shares were
   contributed and cancelled                       (2,504,000)        (2,504)         2,504                             -
 Contribution of advances by shareholder
    on June 25, 2004                                                                 23,005                        23,005
 Issuance of shares for dealership rights at par
  on June 28, 2004                                 10,000,000         10,000                                       10,000
 Costs to register restricted common stock                                          (21,000)                      (21,000)
 Contribution of management fees by shareholder
   on December 31, 2004                                                              62,000                        62,000
 Net (loss) for the year                                                                          (120,307)      (120,307)
                                               -------------- -------------- -------------- -------------- --------------


Balances, December 31, 2004                        10,496,000         10,496         66,509       (143,240)       (66,235)
(Unaudited)
  Net (loss) for three months                                                                      (42,101)       (42,101)
                                               -------------- -------------- -------------- -------------- --------------

Balances, March 31, 2005 (Unaudited)               10,496,000    $    10,496     $   66,509    $  (185,341)    $ (108,336)
                                               ============== ============== ============== ============== ==============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


Note 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004 have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.

Note 2.  REVENUE RECOGNITION

Royalty revenues

The master dealership also provides that the Company be paid one-third of all gross receipts CRYSTAL CLEAR receives for product sales relating to the dealerships sold by the Company. Such sales will be recorded at the time CRYSTAL CLEAR renders such sales information to the Company.

Dealership License Inventory

The Company was required to purchase three dealership licenses from the licensor during the current quarter, per its resale license agreement. These licenses, which cost $25,000 each, were classified as inventory on the accompanying balance as of March 31, 2005, at cost, on the basis that they were salable during future periods. Therefore as of March 31, 2005, the inventory of five dealership licenses totaled $125,000.

Note 3.  RELATED PARTY TRANSACTIONS

During the current quarter, accrued management fees were incurred of $16,000, to OFG EuroPacific Limited, who provided such services and other benefits to the Company. During this same period, OFG provided working capital of $13,600 interest free. As of March 31, 2005, OFG was owed $49,222 for working capital and $66,000 for management services.

The president of MDS also has provided interest free advances to the Company, and as of March 31, 2005 he was owed $2,709

Note 4.  ACCOUNTS PAYABLE

As of March 31, 2005, the Company had an accounts payable balance of $151,690 due to trade creditors which included $131,813 payable to Crystal Clear Window Works, Inc. (CCWWI). This balance includes the purchase price of six dealership licenses, at $25,000 each, for a total of $150,000, less payments made to CCWWI of $10,000 and less royalties owed to the Company of $8,187.

------------------------------------------


Note 5.  CONSULTING CONTRACT

On March 7, 2005, the Company entered into an agreement with a consultant to provide value-added strategic advisory and consulting services to assist the Company in furthering its business plan including the sale of dealerships.

The agreement will remain in force for 60 days at the end of which time the parties will determine if any extension of the agreement is desirable. Compensation for the consultant is: a), an hourly rate of $125 for a maximum of 15 hours per week, and b), a bonus of $3,500 for each CCWWI dealership sold directly or indirectly to or through any of consultant's parties. As of March
31, 2005, fees due and payable are $11,250, and are included in accounts payable.

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

Note 6.  COMMITMENTS AND CONTINGENCIES

Common shares to IGW management

On June 18, 2004, in connection with the retention of IGW's President/ CEO, MDS agreed to immediately vest 50,000 of MDS restricted common stock as part of the total of 250,000 shares granted to him, to be vested over a two year period, of which 100,000 were to be vested after one year, and the balance of 100,000 vested at the end of the second year. The initial 50,000 shares, although vested, have not been issued or recorded, since the Company believes it is entitled to offsetting consideration from this officer because of issues related to the period IGW was a subsidiary of the Company. The balance of the 200,000 common shares subject to grant, are no longer applicable because of the formal resignation of the President/CEO in March 2005. On April 27, 2005, the company and the past President/CEO of IGW reached an agreement that relieved the Company of it's obligation to issue the initial 50,000 shares, as well as releasing the Company from any other obligations.


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

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

Our objectives for the next twelve (12) months are:

o    Sell Dealerships.

To roll out the initial 50 Crystal Clear dealerships at a rate of 25 per year for the first 50. At the new price of $45,000 for a two technician dealership, which became effective in the fall of 2004, every dealership sale generates $20,000 in commissions for the company of which $3,500 will be paid as a referral fee to a 3rd party that introduced the dealer. The business plan is based on the purchase of at least 2 dealerships per month. This would produce $33,000 or more revenue and would be sufficient to generate a positive cash flow in MDS. However, initially the outright sale of dealership has been disappointing and requires additional marketing resources than what has been thus far applied. We are using our existing network of business contacts to find parties that are interested in a dealership, but this approach does not provide the required results. Discussions are ongoing with CCWWi to develop a joint marketing strategy to boost dealership sales.

o    Set up MDS owned Dealerships.

Because profit margins are very attractive at the dealership level, MDS will set up corporately wholly owned stores, or in partnership with other interested parties. In addition to new dealerships owned by MDS, we will approach existing small operators which are already in the Residential and Commercial Building Services Industry and partner with them in specific dealerships through minority or majority ownerships. To roll out dealerships that are wholly or partly owned by MDS, additional funding will be required to acquire and start up these dealerships. We estimate that a dealership of 2 technicians will require funding to a maximum of about $75,000 over a 3-month period before the dealership can support its operations from cash flow. Most existing dealerships operate with no more than 3 people, two technicians and one part time administrative person. MDS will provide some of the required funding to the wholly or partly owned dealerships from revenue generated through the sale of dealerships and the royalty received from product purchases by MDS dealers. Funding through shareholder loans or private funding will have to be sought in order to meet the planned roll out of a corporately owned store every 3 months.

o    Acquire the rights to other Glass Restoration Processes and/or Dealerships.

We will continue our search to acquire other Master Dealerships in the Residential and Commercial Building Services Industry with Partner Companies, that have products and services that are synergistic with Crystal Clear, to combine "Alike" Master Dealerships and bundle them for marketing to individual dealers. We are looking at Scratch Removal and Glass Coating systems that can be bundled with the IG repair business and offered as comprehensive Glass Restoration Dealerships. To achieve this part of our business plan, additional

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION
- continued

funding will be needed. We are considering a private placement offering of up to $2.5 million to acquire additional dealership agreements or, through acquisition, get the control over glass restoration processes that are synergistic with the IG repair business. Furthermore, additional management staff will need to be brought in to execute such a plan. However additional funding is necessary to execute this aspect of our business plan quickly, so that we can capitalize on the market potential that exists in North America and worldwide. It is our goal to acquire a second glass restoration process by September 30, 2005 and acquire a third glass restoration process by March 31, 2006.

                              Results of Operation

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004.
--------------------------------------------------------------------------------

The Company did not have any operational activity for the 3 months ended March 31, 2004. Revenue for the 3 month period ended March 31, 2005, was $2,088 compared to $0 for the same period last year. Net loss for the period increased from $2.427 in 2004 to $42,101 for the 3 months ended March 31, 2005. Most of the loss was attributable to the lack of dealership sales, while professional and management fees for the period continued to keep the company's filings current.

Three Months Ended March 31, 2005 compared to the Three Months Ended December 31, 2004.
--------------------------------------------------------------------------------

Due to the disposal of its discontinued operation, IG Wizard, effective December 31, 2004, and the lack of dealership sales in the current quarter, revenue for the 3 month period ended March 31, 2005 was only $2,088 for royalties, compared to $6,057 of royalties and $35,000 for one dealership sale during the 3 month period ending 31 December 2004. Revenue from royalties was down 65% for the 3 months ended March 31, 2005, compared to the previous 3 months, due to the fact that 2 of the 4 dealers are in colder climates in Canada and are therefore affected by seasonal fluctuation in business volume. Net loss for the period increased from $11,167 for the 3 months ending December 31, 2004 to $42,101 for the 3 months ended March 31, 2005.

                        Liquidity and Capital Resources.

At March 31, 2005, we had only $868 in cash and cash equivalents.

Sources of liquidity are dealership sales, royalty on product purchases by existing dealers and working capital provided by OFG. Although dealership sales has been slower than anticipated, projected MDS dealership sales in the next quarter should provide sufficient working capital to continue our current operations, including the ability to grow within the market. If working capital is needed, due to lack of operating revenue, such working capital may be obtained from OFG. To effectively take advantage of the market potential of the different glass restoration processes, we would have to raise additional debt or equity capital. Although failure to raise capital when needed could adversely impact the growth of our business, operating results and liquidity, it is not expected to put continued operations at risk. If additional funds are raised through the issuance of convertible debt or equity securities, the percentage of ownership of existing stockholders may be diluted. Furthermore, these equity securities might have rights, preferences or privileges senior to our Common

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION
- continued

Stock. Additional sources of financing may not be available on acceptable terms, if at all.

We have sufficient cash flow and working capital resources to cover all operations within the parameters and guidelines we have set for our operations for the next twelve (12) months if we were to only sell dealerships. However, the start up of corporately owned dealerships will require additional funding.

We do not offer any incentives in connection with the purchase or promotion of dealerships. The dealership price is established by agreement between Crystal Clear and MDS and no incentives can be given to MDS dealers that are not also given to Crystal Clear's (CCWWi) own dealers. Effective November 1, 2004 the dealership price increased from $35,000 to $45,000, which effectively doubles MDS' gross margin on dealership sales.

Management fees payable to OFG amount to a maximum of $12,000 per month depending on the amount of time spent on management responsibilities and are deferred until liquidity is sufficient to permit payment.

Item 3. Controls and Procedures

                Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer/Principal Accounting Officer. Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

     (b) Reports on Form 8-K

         Report filed on Form 8-K on March 21, 2005

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTER DISTRIBUTION SYSTEMS, INC.
(Registrant)

By:/s/Harry P. Beugelink                    Date:  May 18, 2005
----------------------------
Harry P. Beugelink
Principal Executive Officer

By:/s/Harry P. Beugelink                    Date:  May 18, 2005
----------------------------
Harry P. Beugelink
Principal Financial Officer

By:/s/Harry P. Beugelink                    Date:  May 18, 2005
----------------------------
Harry P. Beugelink
Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/Harry P. Beugelink                    Date:  May 18, 2004
----------------------------
Harry P. Beugelink
Director