Form 10QSB
period 2005-06-30
MASTER DISTRIBUTION SYSTEMS, INC.
filed 2005-08-22
CIK 1140457

Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

Yes [X]   No [ ]

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of June 30, 2005 was 10,496,000.

                        MASTER DISTRIBUTION SYSTEMS, INC.

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                          Page


Part I  Financial Information

Item 1. Financial Statements:

        Condensed Balance Sheets
        June 30, 2005 (unaudited) and December 31, 2004......................3

        Unaudited Condensed Statements of Operations for the
        three and six months ended June 30, 2005 and 2004....................4

        Unaudited Condensed Statements of Cash Flows for the
        six months ended June 30, 2005 and 2004..............................5

        Statement of Stockholders' equity for the period from
        December 31, 2002 to June 30, 2005(unaudited)........................6

        Notes to Financial Statements (unaudited) ...........................7


Item 2. Managements Discussion and Analysis of Financial Condition
         and Plan of Operations ............................................10

Item 3. Controls and Procedures ............................................13


PART II: OTHER INFORMATION

Item 1. Legal Proceedings ..................................................14

Item 2. Changes in Securities ..............................................14

Item 3. Defaults upon Senior Securities.....................................14

Item 4. Submission of Matters for a Vote of Security Holders................14

Item 5. Other Information...................................................14

Item 6. Exhibits and Reports on Form 8-K ...................................14

SIGNATURES..................................................................15

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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements


                        MASTER DISTRIBUTION SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS




                                                    June 30,    December 31,
                                                      2005         2004
                                                   ---------    ---------
                                                  (Unaudited)
                                     ASSETS
                                    ---------

 CURRENT ASSETS

     Cash                                          $   2,713    $     500
     Dealership license inventory                    250,000       50,000
                                                   ---------    ---------

      Total current assets                           252,713       50,500
                                                   ---------    ---------
 OTHER ASSETS

     Deferred offering costs                           5,000        5,000
     Investment, at cost                              25,000       25,000
     Dealership reseller rights, net                   4,167        6,667
                                                   ---------    ---------
                                                      34,167       36,667
                                                   ---------    ---------

                                                   $ 286,879    $  87,167
                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES


      Accounts payable                             $ 266,441    $  65,071
      Advances-related parties                        64,598       38,331
      Accrued management fees-parent company          80,000       50,000
                                                   ---------    ---------

       Total Current Liabilities                     411,039      153,401
                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000 shares

  authorized, 10,496,000 shares outstanding           10,496       10,496
Paid in capital                                       66,509       66,509
Retained earnings (deficit)                         (201,165)    (143,240)
                                                   ---------    ---------

Total Stockholders' Equity (Deficit)                (124,160)     (66,235)
                                                   ---------    ---------

                                                   $ 286,879    $  87,167
                                                   =========    =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months Ended               Six months Ended
                                                 June 30,                        June 30,
                                     ----------------------------    ----------------------------
                                           2005            2004            2005            2004
                                     ------------    ------------    ------------    ------------
                                                        restated                        restated
REVENUES
  Dealership license sales           $       --      $     69,075    $       --      $     69,075
  Commissions                               5,030            --             5,030            --
  Royalties                                 8,884            --            10,972            --
                                     ------------    ------------    ------------    ------------

                                           13,914          69,075          16,002          69,075
                                     ------------    ------------    ------------    ------------
 COSTS AND EXPENSES
   General and administrative:
    Cost of dealership licenses              --            50,000            --            50,000
    Commissions - parent company             --             7,633            --             7,633
    Professional fees                      12,889            --            38,639            --
    Management fees-parent company         14,000          54,000          30,000          54,000
    Other                                   1,599           5,179           2,788           7,606
   Amortization                             1,250             833           2,500             833
                                     ------------    ------------    ------------    ------------

   Total costs and expenses                29,738         117,645          73,927         120,072
                                     ------------    ------------    ------------    ------------

NET (LOSS)                           $    (15,824)   $    (48,570)   $    (57,925)   $    (50,997)
                                     ============    ============    ============    ============

BASIC NET (LOSS) PER SHARE                      *    $      (0.01)   $      (0.01)   $      (0.01)
                                     ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            10,496,000       5,498,667      10,496,000       4,249,333
                                     ============    ============    ============    ============

*  less than $(.01) per share

                        MASTER DISTRIBUTION SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                              June 30,

                                                          2005          2004
                                                       -----------  -----------


OPERATING ACTIVITIES
  Net (loss) from operations                          $   (57,925)   $  (50,997)

   Adjustments to reconcile net (loss) to net
    cash used by operating activities:
       Amortization                                          2,500          833

   Changes in operating assets and liabilities:
      Dealership license inventory                        (200,000)           -
      Accounts payable                                     201,370          260
      Accrued management fees-parent company                30,000       54,000
                                                       -----------  -----------

              Total adjustments                             33,870       55,093
                                                       -----------  -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           (24,055)       4,096
                                                       -----------  -----------


FINANCING ACTIVITIES
      Advances-shareholders                                 26,267        3,043
                                                       -----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   26,267        3,043
                                                       -----------  -----------

NET INCREASE IN CASH                                         2,213        7,139

CASH, BEGINNING OF PERIOD                                      500            -
                                                       -----------  -----------

CASH, END OF PERIOD                                   $      2,713  $     7,139
                                                       ===========  ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES

    Contributed capital                                                 $25,480
                                                                    ===========
   10 Million Common shares issued to acquire
     dealership rights                                                  $10,000
                                                                    ===========



 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                              Common Stock                     Retained
                                                    --------------------------    Paid-in      Earnings
                                                        Shares        Amount      Capital      (Deficit)        Total
                                                    ------------- ------------  ------------  ------------- -------------


Balances, December 31, 2003                             3,000,000   $    3,000     $       -     $  (22,933)  $   (19,933)
  On June 25, 2004, outstanding shares were

    contributed and cancelled                          (2,504,000)      (2,504)        2,504                            -
  Contribution of advances by shareholder

    on June 25, 2004                                                                  23,005                       23,005
  Issuance of shares for dealership rights at par

   on June 28, 2004                                    10,000,000       10,000                                     10,000

  Costs to register restricted common stock                                         (21,000)                      (21,000)
  Contribution of management fees by shareholder

    on December 31, 2004                                                              62,000                       62,000

  Net (loss) for the year                                                                          (120,307)     (120,307)
                                                    ------------- ------------  ------------  ------------- -------------


Balances, December 31, 2004                            10,496,000       10,496        66,509       (143,240)      (66,235)
(Unaudited)

  Net (loss) for six months                                                                         (57,925)      (57,925)
                                                    ------------- ------------  ------------  -------------  ------------


Balances, June 30, 2005 (Unaudited)                    10,496,000   $   10,496     $  66,509     $ (201,165)  $  (124,160)
                                                    ============= ============  ============  =============  ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2005 and the results of its operations for the three and six months ended June 30, 2005 and 2004, and cash flows for six months ended June 30, 2005 and 2004 have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.


NOTE 2.  REVENUE RECOGNITION

Previous year dealership license sales, Restated

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

However, as of June 30, 2004, and for the 3 months then ended, the Company was required to purchase two dealership licenses to meet their minimum purchase commitment. Accordingly, the Company has changed its accounting policy, retroactively in 2004, the first year of such sales, with respect to the treatment of dealership license sales, as a sale and a cost of sale. The previously reported $19,075 of net commission income as of June 30, 2004, has been restated as sales of $69,075 and cost of sales as $50,000. This change in accounting had no effect on previously reported net loss or loss per share at any date in 2004.


Royalty revenues

The master dealership also provides that the Company be paid one-third of all gross receipts CRYSTAL CLEAR receives for product sales relating to the dealerships sold by the Company. Such sales will be recorded at the time CRYSTAL CLEAR renders such sales information to the Company.

Dealership License Inventory

The Company was required to purchase five dealership licenses from the licensor during the current quarter, per its resale license agreement. These licenses, which cost $25,000 each, were classified as inventory on the accompanying balance as of June 30, 2005, at cost, on the basis that they were salable during future periods. Therefore as of June 30, 2005, the inventory of ten dealership licenses totaled $250,000, the cost of which is included in accounts payable at that date.



NOTE 3.  FOREIGN SALES

Included in total revenues for the six months ending June 30, 2005 and 2004 were the following in U. S. dollars:

                          2005           2005          2004         2004

                       Commissions    Royalties    Commissions     Royalties
                      -------------  -------------  ------------- ------------
Canadian revenues        $    5,030       $  9,257   $    -  0  -   $  -  0  -
U. S. revenues               -  0 -          1,715        -  0  -      -  0  -
                      ------------- -------------- -------------- ------------
Total                    $    5,030       $ 10,972   $    -  0  -   $  -  0  -
                      ============= ============== ============== ============

Included in total revenues for the three months ending June 30, 2005 and 2004 were the following in U. S. dollars:



                          2005           2005          2004           2004

                       Commissions    Royalties      Commissions    Royalties
                      ------------- -------------- -------------- ------------
Canadian revenues        $    5,030       $  8,309   $    -  0  -   $  -  0  -
U. S. revenues               -  0 -            575        -  0  -      -  0  -
                      ------------- -------------- -------------- ------------
Total                    $    5,030      $   8,884   $    -  0  -  $   -  0  -
                      ============= ============== ============== ============



In the six months ending June 30, 2004, there were no royalty payments to the Company.

Included in total revenues for the three and six months ending June 30, 2005 and 2004 were the following in U. S. dollars:


                           Dealership Sales             Dealership Sales
                         Three months ended             Six months ended

                          2005         2004            2005           2004
                      ------------- -------------- -------------- ------------
Canadian revenues     $      - 0  -       $ 69,075   $    -  0  -     $ 69,075
U. S. revenues               - 0  -        -  0  -        -  0  -      -  0  -
                      ------------- -------------- -------------- ------------
Total                  $    -  0  -      $  69,075   $    -  0  -    $  69,075
                      ============= ============== ============== ============




NOTE 4.  RELATED PARTY TRANSACTIONS

During the current quarter, accrued management fees were incurred of $14,000, to OFG EuroPacific Limited, who provided such services and other benefits to the Company. During this same period, OFG provided working capital of $12,667 interest free. As of June 30, 2005, OFG was owed $61,370 for working capital and $80,000 for management services.

     The president of MDS also has provided interest free advances to the Company, and as of June 30, 2005 he was owed $3,228.


NOTE 5.  ACCOUNTS PAYABLE

As of June 30, 2005, the Company had an accounts payable balance of $266,441 due to trade creditors which included $247,929 payable to Crystal Clear Window Works, Inc. (CCWWI). This balance includes the purchase price of eleven dealership licenses, at $25,000 each, for a total of $275,000, less payments made to CCWWI of $10,000 and less royalties owed to the Company of $17,071.

NOTE 6.  CONSULTING CONTRACT

On March 7, 2005, the Company entered into an agreement with a consultant to provide value-added strategic advisory and consulting services to assist the Company in furthering its business plan including the sale of dealerships.

The agreement will remain in force for 60 days at the end of which time the parties will determine if any extension of the agreement is desirable. As of June 30, 2005, the Company and the consultant have not renewed their agreement. Compensation for the consultant is: a), an hourly rate of $125 for a maximum of 15 hours per week, and b), a bonus of $3,500 for each CCWWI dealership sold directly or indirectly to or through any of consultant's parties. As of June 30, 2005, only total hourly fees of $11,250 were payable, since no dealerships were sold.

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

NOTE 7.  COLLATERALIZED INVENTORY

The total inventory amount of $250,000 has been collateralized for the payable balance of $247,929 to Crystal Clear Window Works Inc. (CCWWI). In the event of default of payment to CCWWI, the inventory of dealership licenses will be returned to CCWWI for payment of its outstanding debt.


NOTE 8.  SUBSEQUENT EVENTS

Dealerships for Equity agreement with CCWWI

The Company has signed a Letter of Intent on August 16, 2005 with Crystal Clear Window Works Inc. (CCWWI) to acquire the balance of the initial 50 dealerships in exchange for equity. Under the agreement the company will issue 4.5 million shares to CCWWI in exchange for 47 dealership licenses and for consulting and support services to be provided by CCWWI in the sale of these dealerships. Also included in this agreement is the total accounts payable balance owed to CCWW of $275,000, which will be forgiven as part of the equity exchange. The amount already paid to CCWWI of $10,000 will be converted to a credit in favor of the Company, and the outstanding receivable balance of $17,071 would remain. Subsequent to the Letter of Intent we expect a formal agreement to be signed by the end of August 2005.


Item 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
        & RESULTS OF OPERATION

                              Management Discussion

o Dealerships for Equity agreement with CCWWi.

MDS has been in negotiation with Crystal Clear Window Works Inc. (CCWW) to acquire the balance of the initial 50 dealerships in exchange for equity. That discussion led to the signing of a Letter of Intent on August 16, 2005. Under the agreement the company will issue 4.5 million shares to CCWW in exchange for 47 dealership licenses and for consulting and support services to be provided by CCWW in the sale of these dealerships. Subsequent to the Letter of Intent we expect a formal agreement to be signed by the end of August 2005. The new agreement further strengthens the relationship between the two companies.

With this agreement in place the company will now have 47 dealerships in inventory and every dealership sold by the company will generate $45,000 in revenue based on the current selling price. When MDS owns the 47 dealership licenses outright, cash flow can be strengthened because every dealership sold can net the company $41,500 after commission and we will still have the income generated from royalties on supplies purchased by the dealerships that are sold by MDS under the terms of the original reseller agreement.

MDS has in the last few quarters applied only minimum resources to the sale of dealerships due to the ongoing discussions with CCWW on the exchange of equity for dealerships as the outcome would affect the relationship between the companies. Furthermore, a new obstacle to dealership sales emerged when it became more and more apparent that CCWW couldn't sell dealerships into about 15 states that have very stringent franchise laws. The business relationship between CCWW and its dealers can in these states be construed to fall within the definition of a "franchise" and a franchisor must provide to the prospective franchisee a state approved Uniform Franchise Offering Circular (UFOC). Therefore, before CCWW and MDS can offer any dealerships in these states, CCWW must submit the UFOC to the applicable states for their approval.

Management's Discussion & Analysis of Financial Condition
 & Results of Operation - continued.


This issue was not evident when the reseller agreement was entered into. When it became apparent that the western US was not available in which to sell dealerships, it forced the company to re-evaluate its marketing approach because the initial sales efforts were focused on this area. Until the UFCO's have been filed and approved in the applicable states, the company has agreed not to sell dealerships in these 15 states. CCWW is preparing to file the appropriate documents in most of these states before December 2005, thereby clearing the way to sell dealerships in California, Oregon and Washington.

o Dealership Sales

Until the UFCO documents have been approved later this year and early 2006, the company will focus its dealership sales on the non-franchise states and Canada. We expect to sell 3 dealerships before the end of 2005 and when the UFCO have been approved sales we expect to sell 5 dealerships per quarter. The company plans to develop a marketing and sales plan in cooperation with CCWW as agreed under the Letter of Intent.

o Set up of MDS owned Dealerships.

Because of the agreement reached with CCWWi the company's original plans to set up its own corporately wholly owned stores needs to be revisited to be in a alignment with the plans of CCWW in Canada and the US. The dealerships for equity agreement should enhance cash flows for MDS compared to the previous arrangement, because the full sales price will now flow to the company which would make it easier to finance corporately owned stores. However, the company has agreed to coordinate the sale and set up of corporate dealerships with CCWW to ensure that strong brand recognition for CCWW is ensured throughout North America and that our corporate stores do not impede other dealerships sold by CCWW directly. At this stage it is uncertain how and where corporate stores would be set up.

o Other Master Dealership Agreements

With the CCWW agreement in place, the company will resume its plan to pursue other master dealership agreements in the glass restoration industry or other opportunities that have synergy with the current operation.


                              Results of Operation

Three Months Ended June 30, 2005 compared to Three Months Ended March 31, 2005.
-------------------------------------------------------------------------------

The company facilitated the sale of a 1-technician dealership in Canada and received a $5,030 commission. This dealership is not covered under the 50 dealerships in reseller agreement as the agreement only covers 2 and 4 technician dealerships. An additional $8,884 revenue was generated through royalties on supplies purchased by the 2 dealerships previously sold by the company in the 2nd quarter of 2004. Revenue for the 3 months ending 30 June 2005 was $13,914 compared to $2,087 in the period ending March 31, 2005. The revenue in the previous quarter was from royalties on supplies only.

Management's Discussion & Analysis of Financial Condition
 & Results of Operation - continued.

Net loss for the period decreased from $42,101 in the period ending March 31st, 2005 to $15,803 for the 3 months ended June 30, 2005. Even though no dealerships were sold under the CCWW reseller agreement, commissions on the 1-tech dealership and substantially higher royalties resulted in an improved bottom line.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004.
--------------------------------------------------------------------------

Having put the brakes on dealership sales, due to the franchise issue referred to earlier as well as the negotiations with CCWW on the exchange of dealerships for equity, resulted in revenue of $16,001 from royalties and commission only for the 6-month period ended June 30, 2005. This compares to $69,075 of revenue, which came from the sale of 2 dealerships, during the same period in 2004. There was no revenue from royalties during the first 6 months of 2004 as the newly sold dealerships had not been long enough in operation at that time.

Net loss for the 6 months ending June 30, 2005 was $57,925 compared to $50,997 for the same period in 2004.


                        Liquidity and Capital Resources.

At June 30, 2005, the company had $2,713 in cash and cash equivalents.

Sources of liquidity are dealership sales, royalty on product purchases by existing dealers and working capital provided by OFG. Although the sale of dealerships in some states is still not possible until the appropriate franchise paperwork has been filed, the recent agreement with CCWW will allow MDS to re-focus on dealership sales in Canada and the non-franchise states. This should provide sufficient working capital to continue our current operations. If working capital is needed, due to lack of operating revenue, such working capital may be obtained through shareholder loans. To effectively take advantage of the market potential of the different glass restoration processes or other similar master dealership agreements, we would have to raise additional debt or equity capital. Although failure to raise capital when needed could adversely impact the growth of our business, operating results and liquidity, it is not expected to put continued operations at risk. If additional funds are raised through the issuance of convertible debt or equity securities, the percentage of ownership of existing stockholders may be diluted. Furthermore, these equity securities might have rights, preferences or privileges senior to our Common Stock. Additional sources of financing may not be available on acceptable terms, if at all.

We will have sufficient cash flow and working capital resources to cover all operations within the parameters and guidelines we have set for our operations for the next twelve (12) months if we were to sell only 1dealership every 2 months due to the fact that now the entire sales price will generate cash flows, whereas before the cost of each dealership was a reduction of cash flows.

We will continue to offer a $3,500 fee for referring a dealer that we successfully sign up. Management fees payable to OFG amount to a maximum of
$12,000  per  month  depending  on  the  amount  of  time  spent  on  management
responsibilities   and  payments   thereto  are  deferred  until   liquidity  is
sufficient.

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

MASTER DISTRIBUTION SYSTEMS, INC.
(Registrant)

By:/s/Harry P. Beugelink                    Date:  August 22, 2005
----------------------------
Harry P. Beugelink
Principal Executive Officer

By:/s/Harry P. Beugelink                    Date:  August 22, 2005
----------------------------
Harry P. Beugelink
Principal Financial Officer

By:/s/Harry P. Beugelink                    Date:  August 22, 2005
----------------------------
Harry P. Beugelink
Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/Harry P. Beugelink                    Date:  August 22, 2004
----------------------------
Harry P. Beugelink
Director