Form 10QSB/A
period 2005-03-31
MASTER DISTRIBUTION SYSTEMS, INC.
filed 2005-09-12
CIK 1140457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

                                 FIRST AMENDMENT


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

Yes X   No

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of March 31, 2005 was 10,496,000.

                        MASTER DISTRIBUTION SYSTEMS, INC.

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                               Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        March 31, 2005 (unaudited) and March 31, 2004 .........................4

        Unaudited Condensed Statements of Operations for the
        three ended March 31, 2004 and 2003....................................5

        Unaudited Condensed Statements of Cash Flows for the
        three months ended March 31, 2005 and 200..............................6

        Notes to Financial Statements (unaudited) .............................7

Item 2. Managements Discussion and Analysis of Financial Condition
            and Plan of Operations ...........................................10

Item 3. Controls and Procedures


PART II: OTHER INFORMATION

Item 1. Legal Proceedings ....................................................13

Item 2. Changes in Securities ................................................13

Item 3. Defaults upon Senior Securities.......................................13

Item 4. Submission of Matters for a Vote of Security Holders..................13

Item 5. Other Information.....................................................13

Item 6. Exhibits and Reports on Form 8-K .....................................13

SIGNATURES....................................................................14

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

Management's Discussion & Analysis of Financial Condition & Results of Operation
- continued,


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

Management's Discussion & Analysis of Financial Condition & Results of Operation
- continued,

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


Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer/Principal Accounting Officer. He found our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to be effective as of the end of the period covered by this report based upon the evaluation of these control procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b), as required under Item 307 of Regulation S-B.



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

MASTER DISTRIBUTION SYSTEMS, INC.
(Registrant)


By:/s/Harry P. Beugelink                    Date:  September 8, 2005

----------------------------
Harry P. Beugelink
Principal Executive Officer


By:/s/Harry P. Beugelink                    Date:  September 8, 2005

----------------------------
Harry P. Beugelink
Principal Financial Officer


By:/s/Harry P. Beugelink                    Date:  September 8, 2005

----------------------------
Harry P. Beugelink
Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/Harry P. Beugelink                    Date:  September 8, 2004

----------------------------
Harry P. Beugelink
Director