Form 10KSB/A
period 2004-12-31
MASTER DISTRIBUTION SYSTEMS, INC.
filed 2005-09-13
CIK 1140457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

                                 First Amendment


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $110,777

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

                                TABLE OF CONTENTS
                                                                          Page
Part I

ITEM 1.  DESCRIPTION OF BUSINESS ............................................ 4
             The Company .................................................... 4
             Business of the Company ........................................ 4
             Employees .......................................................4
ITEM 2  DESCRIPTION OF PROPERTIES ........................................... 4
ITEM 3  LEGAL PROCEEDINGS ................................................... 4
ITEM 4  SUBMISSION OF MATTERS TO A VOTE
             OF THE SECURITY  HOLDERS ....................................... 4
ITEM 5  MARKET FOR  REGISTRANT'S  COMMON
             EQUITY & RELATED STOCKHOLDER MATTERS ........................... 4
             Market ......................................................... 4
             Holders ........................................................ 4
             Dividends ...................................................... 4
ITEM 6  MANAGEMENT'S  DISCUSSION & ANALYSIS OF
             FINANCIAL  CONDITION &  RESULTS OF OPERATION ................... 5
ITEM 7  FINANCIAL STATEMENTS ................................................ 8
ITEM 8  CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS
             ON ACCOUNTING &  FINANCIAL DISCLOSURE ..........................21
ITEM 8A CONTROLS & PROCEDURES................................................21

Part II

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS &
             CONTROL PERSONS, COMPLIANCE WITH SECTION
             16(a) OF THE EXCHANGE ACT ......................................21
             The Directors and Officers of the Company ......................22
             Compliance with Section 16(a) of the Exchange Act ..............24
ITEM 10 EXECUTIVE COMPENSATION ..............................................25
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS & MANAGEMENT ............................................25
             Security Ownership of Beneficial Owners ........................25
             Security Ownership of Management ...............................25
ITEM 12 CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS ........................25
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K ....................................26
             Exhibits .......................................................26
             Reports on Form 8-K ............................................26

SIGNATURES ..................................................................27

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

PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of December 31, 2004, the Directors and Officers of the Company were as follows:

Name                   Age  Position             Term Commenced  Term Expires
--------------------- ----- -------------------- --------------- --------------
Harry P. Beugelink      55   Director/President/ June 28, 2004   June 27, 2005
#200 Paseo de las            Treasurer/Secretary
Penas, San Antonio
Tlayacapan, Jalisco,
Mexico, 45900
Michael P. Boyle        43   Director/Chief      July 25, 2004     Resigned
66932 Sagebrush Lane         Operating Officer                    March 1, 2005
Bend, Oregon
97701

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

Harry P. Beugelink, Director/President/Treasurer/Secretary, Age 55:

Place of Birth:     Enschede, the Netherlands

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

Education:
MSc.                Twente University, Enschede, the Netherlands, 1976

MBA Simon           Fraser University, British Columbia, Canada, 1992

Memberships:        Professional Engineers Association of British Columbia 1982
                    - 1999

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

1994 - 2000         Realmedia Multimedia Productions Bend, Oregon
Owner

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

Name of Beneficial Owner            Common Shares Beneficially
or Name of Officer or Director              Owned                      Percent
--------------------------------------------------------------------------------
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

Master Distribution Systems, Inc.


By: /s/ Harry P. Beugelink                               Date: September 8, 2005
    ----------------------

        Harry P. Beugelink
        President


By: /s/ Harry P. Beugelink                               Date: September 8, 2005
    ----------------------

        Harry P. Beugelink
        Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Harry P. Beugelink                               Date: September 8, 2005
  ------------------------

        Harry P. Beugelink
        Director