Form 10QSB/A
period 2005-03-31
MASTER DISTRIBUTION SYSTEMS, INC.
filed 2005-11-09
CIK 1140457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Second Amended


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

                        MASTER DISTRIBUTION SYSTEMS, INC.

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                              Page


Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets
         March 31, 2005 (unaudited) and December 31, 2004 (Restated) ....... 4

         Unaudited (Restated) Consolidated Condensed Statements of
         Operations for the three months ended March 31, 2005 and 2004 ..... 5

         Unaudited Consolidated Condensed Statements of Cash Flows for
         the three months ended March 31, 2005 (Restated) and 2004 ......... 6

         Statement of Stockholders' equity for the period from
         December 31, 2002 to March 31, 2005(unaudited)(Restated) .......... 7

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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

                        MASTER DISTRIBUTION SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                         March 31,  December 31,
                                                            2005         2004
                                                         ---------    ---------
                                                        (Unaudited)   (Restated)
                                                         (Restated)

                                     ASSETS
                                    ---------

 CURRENT ASSETS
     Cash                                                $     868    $    --
     Dealership license inventory                          125,000       50,000
     Assets held for sale                                                30,562
                                                         ---------    ---------

      Total current assets                                 125,868       80,562
                                                         ---------    ---------


 OTHER ASSETS
     Deferred offering costs                                 5,000        5,000
     Investment, at cost                                    25,000       25,000
     Dealership reseller rights, net                         5,417        6,667
                                                         ---------    ---------
                                                            35,417       36,667
                                                         ---------    ---------

                                                         $ 161,285    $ 117,229
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

      Accounts payable                                   $ 151,690    $  65,072
      Advances-related parties                              51,931       38,330
      Accrued management fees-parent company                66,000       50,000
      Liabilities related to assets held for sale                        91,992
                                                         ---------    ---------

       Total Current Liabilities                           269,621      245,394
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000 shares
  authorized, 10,496,000 shares outstanding                 10,496       10,496
Paid in capital                                             66,509       66,509
Retained earnings (deficit)                               (185,341)    (205,170)
                                                         ---------    ---------

Total Stockholders' Equity (Deficit)                      (108,336)    (128,165)
                                                         ---------    ---------

                                                         $ 161,285    $ 117,229
                                                         =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)(RESTATED)


                                                         Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                        2005            2004
                                                   ------------    ------------
REVENUES
Royalties                                          $      2,088    $       --
                                                   ------------    ------------

                                                          2,088            --
                                                   ------------    ------------
 COSTS AND EXPENSES
   General and administrative:
    Professional fees                                    25,750           1,500
    Management fees-parent company                       16,000             375
    Other                                                 1,189             552
   Amortization                                           1,250            --
                                                   ------------    ------------

   Total costs and expenses                              44,189           2,427
                                                   ------------    ------------

NET (LOSS) FROM CONTINUING OPERATIONS                   (42,101)         (2,427)

DISCONTINUED OPERATIONS
    Gain on disposition of subsidiary,net of
      income taxes                                       61,930
                                                   ------------    ------------

NET INCOME (LOSS)                                  $     19,829    $     (2,427)
                                                   ============    ============


BASIC NET (LOSS) PER SHARE:
     Income (loss) from operations                            *               *
     Income from discontinued operations           $        .01
                                                   ------------    ------------

BASIC NET (LOSS) PER SHARE                                    *               *
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          10,496,000         496,000
                                                   ============    ============

*  less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     Three Months Ended
                                                          March 31,
                                                    --------    --------
                                                      2005        2004
                                                    --------    --------
                                                   (Restated)

OPERATING ACTIVITIES
  Net Income (loss) from operations                 $ 19,829    $ (2,427)
     Amortization                                      1,250
     Gain on disposal of subsidiary                  (61,930)
  Adjustments to reconcile net (loss) to net
     cash used by operating activities:
        Dealership license inventory                 (75,000)
        Accounts payable                              86,619
        Accrued management fees-parent company        16,000
                                                    --------    --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (13,232)     (2,427)
                                                    --------    --------

FINANCING ACTIVITIES
         Advances-related parties                     13,600       2,427
                                                    --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES             13,600       2,427
                                                    --------    --------

NET INCREASE IN CASH                                     368        --

CASH, BEGINNING OF PERIOD                                500        --
                                                    --------    --------

CASH, END OF PERIOD                                 $    868    $   --
                                                    ========    ========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                             Common Stock                         Retained
                                                    --------------------------       Paid-in      Earnings
                                                       Shares          Amount        Capital      (Deficit)          Total
                                                    -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2003                           3,000,000    $     3,000                   $   (22,933)   $   (19,933)
  On June 25, 2004, outstanding shares were
    contributed and cancelled                        (2,504,000)        (2,504)         2,504                         --
  Contribution of advances by shareholder
    on June 25, 2004                                                                   23,005                        23,005
  Issuance of shares for dealership rights at par
   on June 28, 2004                                  10,000,000         10,000                                       10,000
  Costs to register restricted common stock                                           (21,000)                      (21,000)
  Contribution of management fees by shareholder
    on December 31, 2004                                                               62,000                        62,000
  Net (loss) for the year (restated)                                                                (182,237)      (182,237)
                                                    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2004 (Restated)               10,496,000         10,496         66,509       (205,170)      (128,165)
(Unaudited) (Restated)
  Net income for three months                                                                         19,829         19,829
                                                    -----------    -----------    -----------    -----------    -----------

Balances, March 31, 2005 (Unaudited)(Restated)       10,496,000    $    10,496    $    66,509    $  (185,341)   $  (108,336)
                                                    ===========    ===========    ===========    ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


Note 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004 have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.


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


Note 3.  RELATED PARTY TRANSACTIONS

During the current quarter, accrued management fees were incurred of $16,000, to OFG EuroPacific Limited,(OFG) who provided such services and other benefits to the Company. During this same period, OFG provided working capital of $13,600 interest free. As of March 31, 2005, OFG was owed $49,222 for working capital and $66,000 for management services.

The president of Master Distribution Systems, Inc. (MDS) has also provided interest free advances to the Company, and as of March 31, 2005 he was owed $2,709.

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


Note 7. RESTATED FINANCIAL STATEMENTS

In the originally filed Form 10-KSB for the year ended December 31, 2004, the Company had reported a gain of $61,930 on the disposition of its 75% interest in IG Wizard, Inc. (IGW). Although the parent company of MDS agreed to acquire IGW by assuming net liabilities of IGW equal to that value, it did not formalize the transaction and complete the acquisition until March 18, 2005. Accordingly, the financial statements of the Company, which were originally presented without IGW as a consolidated subsidiary as of December 31, 2004, have been restated to reflect the consolidation of IGW as of and for the year ended December 31, 2004, and the elimination of the gain on the disposal of the subsidiary of $61,930.

The effect on the net loss for the year ended December 31, 2004, was an increase from $120, 307 to $182,257. The effect on the deficit in stockholders' equity at that date was to increase the deficit from $66,235 to $128,165. The effect on loss per share by eliminating the aforementioned gain was to increase the loss per share from $.01 to $.02.

The accompanying financial statements as of and for the three months ended March 31, 2005, include the gain of $61,930 on the disposal of the subsidiary, IGW. As a result, the originally filed financial statements for the three months ended March 31, 2005 reported a loss of $42,101 which has been changed to a net income of $19,829. The resulting change from a loss per share to net income per share was not material.

The following is an analysis of the net liabilities of IGW which were held for disposition and subsequently assumed by OFG, which are incorporated in the accompanying consolidated balance sheet as of December 31, 2004:

Liabilities relating to assets held for sale:
Advances from OFG                          $ 75,321
Advances from MDS                            11,139
Shareholder advances                            498
Accounts payable-trade                        2,350
Accrued payroll taxes                         2,684
                                           --------

Total liabilities held for disposition       91,992
--------------------------------------    ---------



Assets held for sale:
Cash                                          5,202
  Property and equipment, net                 4,119
  Deposit                                       324
  Dealership license, net                    20,417
                                           --------

 Total assets held for disposition           30,062
                                           --------

 Net liabilities held for disposition      $ 61,930
                                           ========

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

                              Results of Operation

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004.
--------------------------------------------------------------------------------


The Company did not have any operational activity for the 3 months ended March 31, 2004. Revenue for the 3 month period ended March 31, 2005, was $2,088 compared to $0 for the same period last year. Net loss from continuing operations for the period increased from $2.427 in 2004 to $42,101 for the 3 months ended March 31, 2005. Most of the loss was attributable to the lack of dealership sales, while professional and management fees for the period continued to keep the company's filings current.

In March 2005 we closed on the sale of our 75% owned subsidiary, IG Wizard, Inc. resulting in a gain from discontinued operations of $61,930. There was net income after discontinued operations therefore, of $1,829.


Three Months Ended March 31, 2005 compared to the Three Months Ended December 31, 2004.
--------------------------------------------------------------------------------


Due to the disposal of its discontinued operation, IG Wizard, effective December 31, 2004, and the lack of dealership sales in the current quarter, revenue for the 3 month period ended March 31, 2005 was only $2,088 for royalties, compared to $6,057 of royalties and $35,000 for one dealership sale during the 3 month period ending 31 December 2004. Revenue from royalties was down 65% for the 3 months ended March 31, 2005, compared to the previous 3 months, due to the fact that 2 of the 4 dealers are in colder climates in Canada and are therefore affected by seasonal fluctuation in business volume. Net loss from continuing operations for the period increased from $11,167 for the 3 months ending December 31, 2004 to $42,101 for the 3 months ended March 31, 2005.


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

MASTER DISTRIBUTION SYSTEMS, INC.
(Registrant)


By:/s/Harry P. Beugelink                    Date:  November 9, 2005
----------------------------
Harry P. Beugelink
Principal Executive Officer

By:/s/Harry P. Beugelink                    Date:  November 9, 2005
----------------------------
Harry P. Beugelink
Principal Financial Officer

By:/s/Harry P. Beugelink                    Date:  November 9, 2005
----------------------------
Harry P. Beugelink
Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/Harry P. Beugelink                    Date:  November 9, 2005
----------------------------
Harry P. Beugelink
Director