Form 10QSB/A
period 2005-06-30
MASTER DISTRIBUTION SYSTEMS, INC.
filed 2005-11-09
CIK 1140457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                  First Amended


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

                        MASTER DISTRIBUTION SYSTEMS, INC.

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                              Page


Item 1. Financial Statements:

        Condensed Balance Sheets
        June 30, 2005 (unaudited) and December 31, 2004 (Restated) ..........4

        Unaudited (Restated) Condensed Statements of Operations for the
        three and six months ended June 30, 2005 and 2004....................5

        Unaudited Condensed Statements of Cash Flows for the
        six months ended June 30, 2005 and 2004..............................6

        Statement of Stockholders' equity for the period from
        December 31, 2002 to June 30, 2005(unaudited) (Restated).............7

        Notes to Financial Statements (unaudited) ...........................8



Item 2. Managements Discussion and Analysis of Financial Condition
         and Plan of Operations ............................................12

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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements




                        MASTER DISTRIBUTION SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS


                                                     June 30,  December 31,
                                                       2005         2004
                                                    ---------    ---------
                                                   (Unaudited)   (Restated)
                                     ASSETS
                                    ---------

 CURRENT ASSETS
     Cash                                           $   2,713
     Dealership license inventory                     250,000       50,000
     Assets held for sale                                           30,562
                                                    ---------    ---------

      Total current assets                            252,713       80,562
                                                    ---------    ---------

 OTHER ASSETS
     Deferred offering costs                            5,000        5,000
     Investment, at cost                               25,000       25,000
     Dealership reseller rights, net                    4,167        6,667
                                                    ---------    ---------
                                                       34,167       36,667
                                                    ---------    ---------

                                                    $ 286,879    $ 117,229
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

      Accounts payable                              $ 266,441    $  65,072
      Advances-related parties                         64,598       38,330
      Accrued management fees-parent company           80,000       50,000
      Liabilities related to assets held for sale                   91,992
                                                    ---------    ---------

       Total Current Liabilities                      411,039      245,394
                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000 shares
  authorized, 10,496,000 shares outstanding            10,496       10,496
Paid in capital                                        66,509       66,509
Retained earnings (deficit)                          (201,165)    (205,170)
                                                    ---------    ---------

Total Stockholders' Equity (Deficit)                 (124,160)    (128,165)
                                                    ---------    ---------

                                                    $ 286,879    $ 117,229
                                                    =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                        MASTER DISTRIBUTION SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)(RESTATED)


                                                      Three months Ended                Six months Ended
                                                            June 30,                        June 30,
                                                ----------------------------    ----------------------------
                                                     2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
REVENUES
  Dealership license sales                      $       --      $     69,075    $       --      $     69,075
  Commissions                                          5,030            --             5,030            --
  Royalties                                            8,884            --            10,972            --
                                                ------------    ------------    ------------    ------------

                                                      13,914          69,075          16,002          69,075
                                                ------------    ------------    ------------    ------------
 COSTS AND EXPENSES
   General and administrative:
    Cost of dealership licenses                         --            50,000            --            50,000
    Commissions - parent company                        --             7,633            --             7,633
    Professional fees                                 12,889            --            38,639            --
    Management fees-parent company                    14,000          54,000          30,000          54,000
    Other                                              1,599           5,179           2,788           7,606
   Amortization                                        1,250             833           2,500             833
                                                ------------    ------------    ------------    ------------

   Total costs and expenses                           29,738         117,645          73,927         120,072
                                                ------------    ------------    ------------    ------------

NET (LOSS) FROM CONTINUING OPERATIONS                (15,824)        (48,570)        (57,925)        (50,997)

DISCONTINUED OPERATIONS
  Gain on disposition of subsidiary, net of
     income taxes                                                                     61,930
                                                ------------    ------------    ------------    ------------

NET INCOME (LOSS)                               $    (15,824)   $    (48,570)   $      4,005    $    (50,997)
                                                ============    ============    ============    ============

BASIC NET (LOSS) PER SHARE:
   Income (loss) from operations                      *               *         $     (0.01)          *
   Income (loss) from discontinued operations                                          0.01
                                                ------------    ------------    ------------    ------------

BASIC NET (LOSS) PER SHARE                            *               *               *               *
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       10,496,000      10,496,000      10,496,000      10,496,000
                                                ============    ============    ============    ============

*  less than $(.01) per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       Six Months Ended
                                                           June 30,
                                                    ---------    ---------
                                                       2005         2004
                                                    ---------    ---------


OPERATING ACTIVITIES
    Net income (loss) from operations               $   4,005    $ (50,997)
       Gain on disposal of subsidiary                 (61,930)
    Adjustments to reconcile net (loss) to net
      cash used by operating activities:
        Amortization                                    2,500          833

   Changes in operating assets and liabilities:
           Dealership license inventory              (200,000)        --
           Accounts payable                           201,370          260
           Accrued management fees-parent company      30,000       54,000
                                                    ---------    ---------

                   Total adjustments                  (28,060)      55,093
                                                    ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (24,055)       4,096
                                                    ---------    ---------


FINANCING ACTIVITIES
         Advances-shareholders                         26,267        3,043
                                                    ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES              26,267        3,043
                                                    ---------    ---------

NET INCREASE IN CASH                                    2,213        7,139

CASH, BEGINNING OF PERIOD                                 500         --
                                                    ---------    ---------

CASH, END OF PERIOD                                 $   2,713    $   7,139
                                                    =========    =========


NON-CASH INVESTING AND FINANCING ACTIVITIES

    Contributed capital                                          $  25,480
                                                                 =========
   10 Million Common shares issued to acquire
     dealership rights                                           $  10,000
                                                                 =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                             Common Stock                          Retained
                                                    --------------------------       Paid-in       Earnings
                                                       Shares          Amount       Capital       (Deficit)        Total
                                                    -----------    -----------    -----------   -----------    -----------
Balances, December 31, 2003                           3,000,000    $     3,000    $      --     $   (22,933)   $   (19,933)
  On June 25, 2004, outstanding shares were
    contributed and cancelled                        (2,504,000)        (2,504)         2,504                        --
  Contribution of advances by shareholder
    on June 25, 2004                                                                   23,005                       23,005
  Issuance of shares for dealership rights at par
   on June 28, 2004                                  10,000,000         10,000                                      10,000
  Costs to register restricted common stock                                           (21,000)                     (21,000)
  Contribution of management fees by shareholder
    on December 31, 2004                                                               62,000                       62,000
  Net (loss) for the year                                                                          (182,237)      (182,237)
                                                    -----------    -----------    -----------   -----------    -----------

Balances, December 31, 2004 (Restated)               10,496,000         10,496         66,509      (205,170)      (128,165)
(Unaudited) (Restated)
  Net income for six months                                                                           4,005          4,005
                                                    -----------    -----------    -----------   -----------    -----------

Balances, June 30, 2005 (Unaudited)(Restated)        10,496,000    $    10,496    $    66,509   $  (201,165)   $  (124,160)
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


NOTE 3. FOREIGN SALES

Included in total revenues for the six months ending June 30, 2005 and 2004 were the following in U. S. dollars:

                           2005            2005          2004            2004
                       Commissions      Royalties    Commissions      Royalties
                      ------------   ------------   ------------   ------------
Canadian revenues       $    5,030       $  9,257     $      -0-     $     -0-

U. S. revenues                 -0-          1,715            -0-            -0-
                      ------------   ------------   ------------   ------------

Total                   $    5,030       $ 10,972     $      -0-     $      -0-
                      ============   ============   ============   ============

Included in total revenues for the three months ending June 30, 2005 and 2004 were the following in U. S. dollars:

                           2005            2005          2004            2004
                       Commissions      Royalties    Commissions      Royalties
                      ------------   ------------   ------------   ------------
Canadian revenues       $    5,030     $    8,309     $      -0-     $      -0-

U. S. revenues                 -0-            575     $      -0-     $      -0-
                      ------------   ------------   ------------   ------------

Total                   $    5,030     $    8,884     $      -0-     $      -0-
                      ============   ============   ============   ============

In the six months ending June 30, 2004, there were no royalty payments to the Company.

Included in total revenues for the three and six months ending June 30, 2005 and 2004 were the following in U. S. dollars:

                               Dealership Sales              Dealership Sales
                             Three months ended             Six months ended
                            2005           2004           2005           2004
                      ------------   ------------   ------------   ------------
Canadian revenues       $      -0-     $   69,075     $      -0-     $   69,075

U. S. revenues          $      -0-     $      -0-     $      -0-     $      -0-
                      ------------   ------------   ------------   ------------

Total                   $    -0-       $   69,075    $      - 0-     $   69,075
                      ============   ============   ============   ============

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

The accompanying financial statements as of and for the three months and six months ended June 30, 2005, include the gain of $61,930 on the disposal of the subsidiary, IGW. As a result, the originally filed financial statements for the three and six months ended June 30, 2005 reported a loss of $42,101 and $57,925 which has been restated to a net income of $19,829 and 4,005, respectively. The resulting change from a loss per share to net income per share was not material.


NOTE 9.  SUBSEQUENT EVENTS

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


                              Results of Operation

Three Months Ended June 30, 2005 compared to Three Months Ended March 31, 2005.
--------------------------------------------------------------------------------

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

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004.
---------------------------------------------------------------------------

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


Within 90 days from the date of the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer/Principal Accounting Officer. Based upon that evaluation, we have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

MASTER DISTRIBUTION SYSTEMS, INC.
(Registrant)


By:/s/Harry P. Beugelink                    Date:  November 9, 2005
-----------------------------
Harry P. Beugelink
Principal Executive Officer

By:/s/Harry P. Beugelink                    Date:  November 9, 2005
-----------------------------
Harry P. Beugelink
Principal Financial Officer

By:/s/Harry P. Beugelink                    Date:  November 9, 2005
-----------------------------
Harry P. Beugelink
Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/Harry P. Beugelink                    Date:  November 9, 2005
-----------------------------
Harry P. Beugelink
Director