Form 10KSB/A
period 2004-12-31
MASTER DISTRIBUTION SYSTEMS, INC.
filed 2005-11-10
CIK 1140457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

                                Second Amendment


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

Net Loss

Net Loss

We had a net loss from continuing operations of $120,307 for fiscal 2004 as compared to net loss of $4,358 for fiscal 2003. The increase in net loss is primarily attributable to costs and expenses related to the commencement of our business, including the costs ofdealership licenses, management and professional fees.

We had a loss from discontinued operations of our 75% owned subsidiary of $61,930 in 2004, as a result of management's decision to dispose of the subsidiary as of December 31, 2004.


                         Liquidity and Capital Resources

We had total assets of $117,229 at December 31, 2004, compared to total assets of $0 at December 31, 2003. This increase is primarily attributable to an equity investment at cost of $25,000, assets of the subsidiary held for sale of $30,562 and dealership license inventory of $50,000.

We had total current liabilities of $245,394 at December 31, 2004, compared to total current liabilities of $19,933 at December 31, 2003. This increase is attributable to an increase in advances to related parties of $18,398, liabilities related to assets held for sale of the subsidiary of $91,992, and additional liabilities for accounts payable of $65,071 and accrued management fees of $50,000.

At December 31, 2004 and 2003, we had no cash equivalents, except for $5,702 available in our subsidiary company which was included in assets held for sale compared to $0 in cash and cash equivalents at December 31, 2003.

The assets and liabilities held for sale as of December 31, 2004, relating to our 75% owned subsidiary, were eliminated during March 2005, when the closing on the purchase of that interest in our subsidiary by OFG occurred.

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

STATEMENTS OF CASH FLOWS                                                    F-5

NOTES TO FINANCIAL STATEMENTS                                               F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MASTER DISTRIBUTION SYSTEMS, INC.
Scottsdale, Arizona

We  have  audited  the  accompanying   consolidated  balance  sheets  of  Master
Distribution Systems, Inc. (formerly Roberts & Levin, Inc. (a Nevada corporation) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As disclosed in Note 8 of the Notes to financial statements, the accompanying financial statements for the year ended December 31, 2004, have been restated to give retroactive effect to the elimination of the gain on disposal of the subsidiary, I G Wizard, Inc., in the amount of $61,930 as of that date. The gain was recognized prior to the date all formal documentation relating to the disposition occurred, which was March 18, 2005. Accordingly, the elimination of the gain increased the net loss for the year ended December 31, 2004 and the deficit in stockholders' equity as of that date by $61,930.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Master Distribution Systems, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained losses since inception, has a deficit in stockholders' equity and a negative working capital as of December 31, 2004, that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Braverman International, P.C.
Prescott, Arizona
March 19, 2005, except for Note 8, as
 to which the date is September 23, 2005

                        MASTER DISTRIBUTION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                  December 31, December 31,
                                                        2004         2003
                                                     ---------    ---------
                                                     (Restated)
                                     ASSETS
                                    ---------

 CURRENT ASSETS

     Cash                                            $    --      $    --
     Dealership license inventory                       50,000
     Assets held for sale                               30,562
                                                     ---------    ---------


      Total current assets                              80,562         --
                                                     ---------    ---------



 OTHER ASSETS
     Deferred offering costs                             5,000
     Investment, at cost                                25,000
     Dealership reseller rights, net                     6,667

                                                     ---------    ---------
                                                        36,667
                                                     ---------    ---------



                                                     $ 117,229    $    --
                                                     =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 --------------------------------------------

CURRENT LIABILITIES
      Accounts payable                               $  65,072    $    --
      Advances-related parties                          38,330       19,933
      Accrued management fees-parent company            50,000
      Liabilities related to assets held for sale       91,992
                                                     ---------

       Total Current Liabilities                       245,394       19,933
                                                     ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $,001, 25,000,000 shares
  authorized, 10 496,000 shares outstanding -2004,
  3,000,000 shares outstanding-2003                     10,496        3,000
Paid in capital                                         66,509
Retained earnings (deficit)                           (205,170)     (22,933)
                                                     ---------    ---------

Total Stockholders' Equity (Deficit)                  (128,165)     (19,933)
                                                     ---------    ---------

                                                     $ 117,229    $    --
                                                     =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                           ----------------------------
                                                                 2004            2003
                                                           ------------    ------------
                                                              (Restated)
REVENUES
Dealership license sales                                   $    104,075    $       --
Royalties                                                         6,702
                                                           ------------    ------------

                                                                110,777
                                                           ------------    ------------
 COSTS AND EXPENSES
   Cost of dealership licenses                                   75,000
   Commissions-parent company                                     7,633
   Professional fees                                             33,985
   General and administrative                                    10,757           4,358
   Management fees-parent company                               100,375
   Amortization                                                   3,333
                                                           ------------    ------------

   Total costs and expenses                                     231,084           4,358
                                                           ------------    ------------

NET (LOSS) FROM CONTINUING OPERATIONS                          (120,307)         (4,358)

DISCONTINUED OPERATIONS:
       (Loss) from operations of discontinued subsidiary
         net of income taxes                                    (61,930)
                                                           ------------    ------------

NET (LOSS)                                                 $   (182,237)   $     (4,358)
                                                           ============    ============
BASIC NET (LOSS) PER SHARE:

      (Loss) from operations                               $      (0.01)         *
      (Loss)  from discontinued operations                        (0.01)
                                                           ------------    ------------

BASIC NET (LOSS) PER SHARE                                 $      (0.02)         *
                                                           ============    ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  10,496,000      10,496,000
                                                           ============    ============

*  less than $(.01) per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                             Common Stock                          Retained
                                                    --------------------------       Paid-in       Earnings
                                                        Shares         Amount        Capital       (Deficit)        Total
                                                    -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2002                           3,000,000    $     3,000    $      --      $   (18,575)   $   (15,575)
  Net (loss) for the year                                                                             (4,358)        (4,358)
                                                    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2003                           3,000,000          3,000                       (22,933)       (19,933)
  On June 25, 2004, outstanding shares were
    contributed and cancelled                        (2,504,000)        (2,504)         2,504                          --
  Contribution of advances by shareholder
    on June 25, 2004                                                                   23,005                        23,005
  Issuance of shares for dealership rights at par
   on June 28, 2004                                  10,000,000         10,000                                       10,000
  Costs to register restricted common stock                                           (21,000)                      (21,000)
  Contribution of management fees by shareholder
    on December 31, 2004                                                               62,000                        62,000
  Net (loss) for the year (restated)                                                                (182,237)      (182,237)
                                                    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2004 (restated)               10,496,000    $    10,496    $    66,509    $  (205,170)   $  (128,165)
                                                    ===========    ===========    ===========    ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           YEAR ENDED
                                                           DECEMBER 31,
                                                    -----------------------
                                                       2004         2003
                                                    ---------    ---------
                                                    (Restated)

OPERATING ACTIVITIES
    Net (loss) from operations                      $(182,237)   $  (4,358)
        Depreciation and amortization                   4,782
        Contributed services                           84,976
    Adjustments to reconcile net (loss) to net
      cash used by operating activities:
           Dealership license inventory               (50,000)
           Accounts payable                            67,421
           Accrued payroll taxes                        2,684
           Accrued management fees-parent company      50,000
                                                    ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (22,374)      (4,358)
                                                    ---------    ---------

INVESTING ACTIVITIES
            Deposit                                      (324)
            Property and equipment                     (4,985)
            Dealership license                        (21,000)
            Equity investment, at cost                (25,000)
                                                    ---------    ---------

                                                      (51,309)
                                                    ---------    ---------

FINANCING ACTIVITIES
         Deferred offering costs                       (5,000)
         Registration costs                           (21,000)
         Advances-related parties                     105,385        4,358
                                                    ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES              79,385        4,358
                                                    ---------    ---------

NET INCREASE IN CASH                                    5,702         --

CASH, BEGINNING OF PERIOD                                --           --
                                                    ---------    ---------

CASH, END OF PERIOD                                 $   5,702    $    --
                                                    =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES

   10 Million Common shares issued to acquire
     dealership rights, at par value                $  10,000
                                                    =========

    Contribution and cancellation of 2,504,000
     outstanding shares of  common stock            $   2,504
                                                    =========

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

The Company's activities commencing after the development stage consisted of one segment, the sale of dealership licenses for glass restoration (MDS) and after June 2004, repair services provided by the Company's 75% owned subsidiary IG Wizard, Inc. (IGW), worldwide. IGW's operations were discontinued as of December 31, 2004, as a result of the determination by management to dispose of it as of year end.

The functional currency of the Company is U.S. dollars, and therefore there is no currency translation at any date. Currency gains and losses are charged to operations when incurred.

Financial Presentation

The accompanying consolidated financial statements for the year 2004 are those of Master Distribution, Inc. and its 75% owned subsidiary, IGW.. The Company's 20% investment in Glass Wizard, LLC (GWL), acquired on December 31, 2004, is carried at cost and no earnings were reported as of that date. All significant intercompany transactions have been eliminated.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations. It has had losses since inception, a deficit in stockholders' equity and a negative working capital as of December 31, 2004. Management's plan is to pursue a private placement of its common stock, sufficient in amount to sustain profitable operations and to further the development of its business plan. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings (loss) Per Common Share

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the periods presented. For computational purposes all of the shares issued from inception, which have been restated as a result of the forward stock split below, were considered issued at nominal value. Accordingly, all outstanding shares as of December 31, 2004 are treated similar to a recapitalization, in which retroactive effect is given to such shares as if they were outstanding since inception in accordance with FASB #128.

On June 25, 2004, the Board of Directors authorized a 3 for 1 forward split of its common stock. Prior to the forward split, the Company had 1,000,000 shares of its common stock issued and outstanding. After the forward split there were 3,000,000 shares outstanding of which 2,504,000 shares were returned to the Company by the then principal shareholders, and cancelled.

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

Revenues included in discontinued operations of subsidiary

The Company's subsidiary, IGW, generated revenues from only one Wyoming scratch removal job during 2004 which totaled $56,401. $5,720 was generated from IG repair during 2004 from only one subcontractor in the Lake Tahoe-Sacramento area, Glass Wizard, LLC, (GWL) in which the Company obtained a 20 percent interest at December 31, 2004, as further described below.

Dealership License Inventory

The Company was required to purchase two dealership licenses from the licensor, per its resale agreement as noted above at a cost of $25,000 each or $50,000. These licenses were classified as inventory on the accompanying balance as of December 31, 2004, at the lower of cost or market.

Investment, at cost

The Company's 20 percent investment in GWL is accounted for under the cost method of accounting whereby distributions will be recorded, when received, as earnings on the investment. GWL was formed in December 2004. The Company exchanged the $25,000 balance due from a dealership license sold to GWL on December 31, 2004, as the cost basis for its investment. The Company replaced a member of its Board of Directors, the former President/CEO of IGW, with a member from the controlling member of GWL, Capital Consulting Group, Inc of Rocklin California.


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

Subsequent to the above, was the additional contribution to capital of $62,000 of accrued but unpaid management fees owed by the Company to its parent, OFG EuroPacific Limited, who provided such services and other benefits to the Company during 2004. During 2004, OFG provided total management services of $112,000 as well as working capital of $46,761, interest free. As of December 31, 2004, OFG was owed $122,579 for working capital and $50,000 for management services.

The president of MDS also provided interest free advances to the Company, and as of December 31, 2004 he was owed $2,709.

Commission Expense

OFG was paid $7,633 during 2004 for its efforts in locating and selling the first two dealerships sold by the Company. Future commission expense is expected

                                      F-6
to be $3,500 for each dealership referred to MDS by third parties other than OFG.

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

                                               Deferred    Valuation
                                              Tax Assets   Allowance    Balance
                                              ---------   ---------    --------
Deferred tax assets at December 31, 2003      $   1,577      (1,577)   $    -0-
Additions for 2004                               11,393     (11,393)        -0-
                                              ---------   ---------    --------

Deferred tax assets at December 31, 2004      $  12,970   $ (12,970)   $    -0-
                                              =========   =========    ========


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

                                      F-6

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


NOTE  5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

Consolidation of Variable Interest Entities -- On January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN No. 46-R") to address certain FIN implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities ("VIE") as defined under FIN No. 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN No. 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation was effective no later than the end of the first interim or reporting period ended March 31, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim period or reporting period ended after December 15, 2003. As of December 31, 2004, the Company did not have an interest in any VIE's, and accordingly, the adoption of the provisions of this interpretation by the Company did not have a material effect on its financial position or results of operations at that date.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to

                                      F-6

NOTE  5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS - continued

provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

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

The 10 million shares issued were valued by the Board of Directors at par, $.001 per share, for at total of $10,000, which approximates the legal and travel costs incurred by a related party, OFG EuroPacific Limited (OFG), a Cyprus corporation, to facilitate the rights provided by a Canadian based manufacturing company, CCWWI.


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

                                      F-6

NOTE 8 - RESTATED FINANCIAL STATEMENTS

In the originally filed Form 10-KSB for the year ended December 31, 2004,the Company had reported a gain of $61,930 on the disposition of its 75% interest in IGW. Although the parent company of MDS agreed to acquire IGW by assuming net liabilities of IGW equal to that value, it did not formalize the transaction and complete the acquisition until March 18, 2005. Accordingly, the accompanying financial statements of the Company, which were originally presented without IGW as a consolidated subsidiary as of December 31, 2004, have been restated to reflect the consolidation of IGW as of and for the year ended December 31, 2004, and the elimination of the gain on the disposal of the subsidiary of $61,930. The aforementioned gain resulted from the assumption of $61,930 of net liabilities, the majority amount of which was owed by the subsidiary to OFG, the parent company of MDS, to whom it was sold.

The Company's 75% owned subsidiary, operated until December 31, 2004, at which date the Company made the decision to discontinue its operations and dispose of IGW's net liabilities which amounted to $61,930 at that date. This disposition which occurred on March 18, 2005, was considered beneficial to MDS as managerial and organizational problems of IGW prevented fulfillment of the plans MDS had set forth with IGW management. IGW's net liabilities were assumed by OFG at the values carried by MDS as of December 31, 2004, $61,930. The following is an analysis of the net liabilities of IGW which were held for disposition and subsequently assumed by OFG, which are incorporated in the accompanying consolidated balance sheet as of December 31, 2004:

          Liabilities relating to assets held for sale:
          Advances from OFG                               $75,321
          Advances from MDS                                11,139
          Shareholder advances                                498
          Accounts payable-trade                            2,350
          Accrued payroll taxes                             2,684
                                                          -------

          Total liabilities held for disposition           91,992
                                                          -------

          Assets held for sale:
          Cash                                              5,202
          Property and equipment, net                       4,119
          Deposit                                             324
          Dealership license, net                          20,417
                                                          -------

          Total assets held for disposition                30,062
                                                          -------

          Net liabilities held for disposition            $61,930
                                                          =======


The effect on the net loss for the year ended December 31, 2004, was an increase from $120, 307 to $182,257. The effect on the deficit in stockholders' equity at that date was to increase the deficit from $66,235 to $128,165. The effect on loss per share by eliminating the aforementioned gain was to increase the loss per share from $.01 to $.02.

                                      F-6

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

NOTE 11 - FOREIGN SALES

Included  in total  revenues  for the year  2004  were  the  following  in U. S.
dollars:

                            Commissions      Royalties
                            -----------      ---------
Canadian revenues             $  69,075        $ 6,702
U. S. revenues                   35,000              0
                            -----------      ---------
Total                         $ 104,075        $ 6,702
                            ===========      =========

NOTE 12 - SUBSEQENT EVENTS

Consulting Agreement

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

                                      F-6

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

Master Distribution Systems, Inc.


By: /s/ Harry P. Beugelink                               Date: November 9, 2005
    ----------------------
        Harry P. Beugelink
        President


By: /s/ Harry P. Beugelink                               Date: November 9, 2005
    ----------------------
        Harry P. Beugelink
        Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Harry P. Beugelink                               Date: November 9, 2005
  ------------------------
        Harry P. Beugelink
        Director

================================================================================

                                  EXHIBIT 31.1


                   CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Harry P. Beugelink, certify that:

1. I have reviewed this Form 10-KSB for the period ended December 31, 2004 of Master Distribution Systems, Inc.;

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


4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.





Date: November 9, 2005           /s/ Harry P. Beugelink
                                --------------------------------
                                    Harry P. Beugelink
                                    Principal Executive Officer


================================================================================


                                  EXHIBIT 31.2


                   CERTIFICATE OF PRINCIPAL ACCOUNTING OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Harry P. Beugelink, certify that:

1. I have reviewed this Form 10-KSB for the period ended December 31, 2004 of Master Distribution Systems, Inc..;

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


4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.





Date: November 9, 2005            /s/ Harry P. Beugelink


                                --------------------------------
                                    Harry P. Beugelink
                                    Principal Accounting Officer


================================================================================

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Master Distribution Systems, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry P. Beugelink, in my capacity as Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date: November 9, 2005              /s/ Harry P. Beugelink
                                    --------------------------------
                                        Harry P. Beugelink
                                        Principal Executive Officer


================================================================================

                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Master Distribution Systems, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry P. Beugelink, in my capacity as Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: November 9, 2005              /s/ Harry P. Beugelink
                                        --------------------------------
                                        Harry P. Beugelink
                                        Principal Accounting Officer