Form 10QSB
period 2005-09-30
MASTER DISTRIBUTION SYSTEMS, INC.
filed 2005-11-21
CIK 1140457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

                             3201 W. Harrison Street
                               Phoenix, AZ 85009
                   ------------------------------------------
                     (Address of principal executive office)

                                  623-748-1701
                              ---------------------
                           (Issuer's telephone number)

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

Yes [X]   No [ ]

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of September 30, 2005 was 10,496,000.

                        MASTER DISTRIBUTION SYSTEMS, INC.

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                              Page

Part I  Financial Information

Item 1. Financial Statements:

        Consolidated  Condensed Balance Sheets (Restated)  September
        30, 2005 (unaudited) and December 31, 2004 (Restated) ...............4

        Unaudited, restated Consolidated Condensed Statements of Operations for the three and nine months ended September 30,
        2005 and 2004 .......................................................5

        Unaudited Consolidated Condensed Statements of Cash Flows for the
        nine months ended September 30, 2005 and 2004 .......................6

        Consolidated Statements of Stockholders' equity for the period from
        December 31, 2003 to September 30, 2005 (unaudited) (Restated) ......7

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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements



                        MASTER DISTRIBUTION SYSTEMS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                           September 30,  December 31,
                                                 2005          2004
                                               ---------    ---------
                                              (Unaudited)   (Restated)
                                ASSETS
                               -------
ASSETS


 CURRENT ASSETS
     Cash                                           $     501         --
     Dealership license inventory                     400,000       50,000
     Assets held for sale                                --         30,562
                                                    ---------    ---------

      Total current assets                            400,501       80,562
                                                    ---------    ---------
 OTHER ASSETS

     Deferred offering costs                            5,000        5,000
     Investment, at cost                               25,000       25,000
     Dealership reseller rights, net                    2,917        6,667
                                                    ---------    ---------
                                                       32,917       36,667
                                                    ---------    ---------

                                                    $ 433,418    $ 117,229
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

      Accounts payable                              $ 416,225    $  65,072
      Advances-related parties                         67,698       38,330
      Accrued management fees-parent company          102,000       50,000

      Liabilities related to assets held for sale        --         91,992
                                                    ---------    ---------

       Total Current Liabilities                      585,923      245,394
                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000 shares
  authorized, 10,496,000 shares outstanding            10,496       10,496
Paid in capital                                        66,509       66,509
Retained earnings (deficit)                          (229,510)    (205,170)
                                                    ---------    ---------

Total Stockholders' Equity (Deficit)                 (152,505)    (128,165)
                                                    ---------    ---------

                                                    $ 433,418    $ 117,229
                                                    =========    =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)(RESTATED)

                                                          Three months Ended             Nine months Ended
                                                             September 30,                  September 30,
                                                    ----------------------------    ----------------------------
                                                          2005            2004            2005            2004
                                                    ------------    ------------    ------------    ------------
REVENUES
  Dealership license sales                          $       --      $       --      $       --      $     69,075
  Commissions                                                  0             645           5,030             906
  Royalties                                                1,998            --            12,970            --
                                                    ------------    ------------    ------------    ------------

                                                           1,998             645          18,000          69,981
                                                    ------------    ------------    ------------    ------------
 COSTS AND EXPENSES
  Cost of dealership licenses                               --              --              --            50,000
  Commissions - parent company                              --              --              --             7,633
  General and administrative:
    Professional fees                                      5,888          22,444          44,527          23,060
    Management fees-parent company                        22,000          36,375          52,000          90,375
    Other                                                  1,204           3,395           3,992           6,159
  Amortization                                             1,250             833           3,750           1,666
                                                    ------------    ------------    ------------    ------------

   Total costs and expenses                               30,342          63,047         104,269         178,893
                                                    ------------    ------------    ------------    ------------

NET (LOSS) FROM CONTINUING OPERATIONS                    (28,345)        (62,402)        (86,270)       (108,912)

DISCONTINUED OPERATIONS
(Loss) from operations of discontinued subsidiary
  net of income taxes                                                     (9,934)                        (26,569)
  Gain on disposition of subsidiary, net of
     income taxes                                                                         61,930
                                                    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                   $    (28,345)   $    (72,336)   $    (24,340)   $   (135,481)
                                                    ============    ============    ============    ============

BASIC NET (LOSS) PER SHARE:
   Income (loss) from operations                          *         $      (0.01)   $      (0.01)   $      (0.01)
   Income (loss) from discontinued operations                             *                 0.01          *
                                                    ------------    ------------    ------------    ------------

BASIC NET (LOSS) PER SHARE                                *         $      (0.01)         *         $      (0.01)
                                                    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           10,496,000      10,496,000      10,496,000      10,496,000
                                                    ============    ============    ============    ============

*  less than $(.01) per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                        MASTER DISTRIBUTION SYSTEMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                          September 30,
                                                    ----------------------
                                                       2005         2004
                                                    ---------    ---------

OPERATING ACTIVITIES
    Net income (loss) from operations               $ (24,340)   $(135,481)
       Gain on disposal of subsidiary                 (61,930)
    Adjustments to reconcile net (loss) to net
      cash used by operating activities:
        Amortization                                    3,750        2,365

   Changes in operating assets and liabilities:
           Dealership license inventory              (350,000)        --
            Accounts receivable                                    (21,416)
           Accounts payable                           351,153       15,760
           Accrued payroll taxes                                     9,125
           Accrued management fees-parent company      52,000      102,000
                                                    ---------    ---------

                      Total adjustments                (5,027)     107,834
                                                    ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (29,367)     (27,648)
                                                    ---------    ---------

INVESTING ACTIVITIES
            Property and equipment                                  (4,800)
            Dealership license                                     (21,000)
                                                                 ---------

NET CASH USED BY INVESTING ACTIVITIES                              (25,800)
                                                                 ---------

FINANCING ACTIVITIES
          Registration costs                                       (21,000)
         Advances-shareholders                         29,368       75,116
                                                    ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES              29,368       54,116
                                                    ---------    ---------

NET INCREASE IN CASH                                        1          668

CASH, BEGINNING OF PERIOD                                 500         --
                                                    ---------    ---------

CASH, END OF PERIOD                                 $     501    $     668
                                                    =========    =========


NON-CASH INVESTING AND FINANCING ACTIVITIES

    Contributed capital                                          $  22,976
                                                                 =========
   10 Million Common shares issued to acquire
     dealership rights                                           $  10,000
                                                                 =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                            Common Stock                         Retained
                                                    --------------------------     Paid-in        Earnings
                                                      Shares         Amount        Capital       (Deficit)         Total
                                                    -----------    -----------    -----------   -----------    -----------
Balances, December 31, 2003                           3,000,000    $     3,000    $      --     $   (22,933)   $   (19,933)
  On June 25, 2004, outstanding shares were
    contributed and cancelled                        (2,504,000)        (2,504)         2,504                         --
  Contribution of advances by shareholder
    on June 25, 2004                                                                   23,005                       23,005
  Issuance of shares for dealership rights at par
   on June 28, 2004                                  10,000,000         10,000                                      10,000
  Costs to register restricted common stock                                           (21,000)                     (21,000)
  Contribution of management fees by shareholder
    on December 31, 2004                                                               62,000                       62,000
  Net (loss) for the year                                                                          (182,237)      (182,237)
                                                    -----------    -----------    -----------   -----------    -----------

Balances, December 31, 2004 (Restated)               10,496,000         10,496         66,509      (205,170)      (128,165)
(Unaudited) (Restated)
  Net income for nine months                                                                        (24,340)       (24,340)
                                                    -----------    -----------    -----------   -----------    -----------


Balances, June 30, 2005 (Unaudited)(Restated)        10,496,000    $    10,496    $    66,509   $  (229,510)   $  (152,505)
                                                    ===========    ===========    ===========   ===========    ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        MASTER DISTRIBUTION SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2005 and the results of its operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for nine months ended September 30, 2005 and 2004 have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Dealership License Inventory

The Company was required to purchase six dealership licenses from the licensor during the current quarter, per its resale license agreement. These licenses, which cost $25,000 each, were classified as inventory on the accompanying balance as of September 30, 2005, at cost, on the basis that they were salable during future periods. Therefore as of September 30, 2005, the inventory of sixteen dealership licenses totaled $400,000, the cost of which is included in accounts payable at that date.


NOTE 3.  FOREIGN SALES

Included in total revenues for the nine months ending September 30, 2005 and 2004 were the following in U. S. dollars:

                          2005            2005          2004            2004
                       Commissions      Royalties    Commissions      Royalties
                      ------------   ------------   ------------   ------------
Canadian revenues       $    5,030       $ 11,255     $      -0-     $     -0-

U. S. revenues                 -0-          1,715            -0-            -0-
                      ------------   ------------   ------------   ------------

Total                   $    5,030       $ 12,970     $      -0-     $      -0-
                      ============   ============   ============   ============

Included in total revenues for the three months ending September 30, 2005 and 2004 were the following in U. S. dollars:

                           2005            2005          2004            2004
                       Commissions      Royalties    Commissions      Royalties
                      ------------   ------------   ------------   ------------
Canadian revenues       $      -0-     $    1,998     $      -0-     $      -0-

U. S. revenues                 -0-            -0-     $      -0-     $      -0-
                      ------------   ------------   ------------   ------------

Total                   $    5,030     $    1,998     $      -0-     $      -0-
                      ============   ============   ============   ============

In the nine months ending September 30, 2004, there were no royalty payments to the Company.

Included in total revenues for the three and nine months ending September 30, 2005 and 2004 were the following in U. S. dollars:

                               Dealership Sales              Dealership Sales
                             Three months ended             Nine months ended
                            2005           2004           2005           2004
                      ------------   ------------   ------------   ------------
Canadian revenues       $      -0-     $      -0-     $      -0-     $   69,075

U. S. revenues          $      -0-     $      -0-     $      -0-     $      -0-
                      ------------   ------------   ------------   ------------

Total                   $    -0-       $      -0-     $     - 0-     $   69,075
                      ============   ============   ============   ============

NOTE 4.  RELATED PARTY TRANSACTIONS

During the current quarter, accrued management fees were incurred of $12,000, to OFG EuroPacific Limited, who provided such services and other benefits to the Company. As of September 30, 2005, OFG was owed $64,470 for working capital and $102,000 for management services.

The president of MDS also has provided interest free advances to the Company, and as of September 30, 2005 he was owed $3,228.

NOTE 5.  ACCOUNTS PAYABLE

As of September 30, 2005, the Company had an accounts payable balance of $416,224 due to trade creditors which included $395,931 payable to Crystal Clear Window Works, Inc. (CCWWI). This balance includes the purchase price of 17 dealership licenses, at $25,000 each, for a total of $425,000, less payments made to CCWWI of $10,000 and less royalties owed to the Company of $19,069.

NOTE 6.  CONSULTING CONTRACT

On March 7, 2005, the Company entered into an agreement with a consultant to provide value-added strategic advisory and consulting services to assist the Company in furthering its business plan including the sale of dealerships.

The agreement was for 60 days at the end of which time the parties would determine if any extension of the agreement is desirable. As of September 30, 2005, the Company and the consultant have not renewed their agreement. Compensation for the consultant is: a), an hourly rate of $125 for a maximum of 15 hours per week, and b), a bonus of $3,500 for each CCWWI dealership sold directly or indirectly to or through any of consultant's parties. As of September 30, 2005, only total hourly fees of $11,000 were payable, since no dealerships were sold.

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

NOTE 7.  COLLATERALIZED INVENTORY

The total inventory amount of $400,000 has been collateralized for the payable balance of $395,931to Crystal Clear Window Works Inc. (CCWWI). In the event of default of payment to CCWWI, the inventory of dealership licenses will be returned to CCWWI for payment of its outstanding debt.

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

The effect on the net loss for the year ended December 31, 2004, was an increase from $120,307 to $182,257. The effect on the deficit in stockholders' equity at that date was to increase the deficit from $66,235 to $128,165. The effect on loss per share by eliminating the aforementioned gain was to increase the loss per share from $.01 to $.02.

The accompanying financial statements as of and for the nine months ended September 30, 2005, include the gain of $61,930 on the disposal of the subsidiary, IGW which occurred in March 2005.

NOTE 9.  LETTER OF INTENT

Dealerships for Equity agreement with CCWWI

The Company had signed a Letter of Intent on August 16, 2005 with Crystal Clear Window Works Inc. (CCWWI) to acquire the balance of the initial 50 dealerships in exchange for equity. Under the agreement the company was to issue 4.5 million shares to CCWWI in exchange for 47 dealership licenses and for consulting and support services to be provided by CCWWI in the sale of these dealerships. During the current quarter, this agreement was rescinded. The parties are negotiating the transfer of the remaining dealerships under a debt arrangement wherein commissions earned on the dealerships sold would reduce the principal. Interest would be at a nominal rate.

NOTE 10.  INVESTMENT, AT COST

The 20 % investment in Glass Wizard, LLC (GWL) on December 31, 2004 is carried at cost and no earnings were reported as of September 30, 2005. GWL has not signed a dealership agreement with CCWWI as required, and has refused to honor its agreement with MDS to date. GWL is therefore operating illegally by using the technology of CCWWI, and was served notice of this matter by the Company in September 2005.

The Company is unable to determine the extent to which its investment in GWL may be impaired until the parties settle this matter.

Item 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

                              Management Discussion

o    Dealerships for Equity agreement with CCWWI.

MDS has been in negotiations with Crystal Clear Window Works Inc. (CCWW) to acquire the balance of the initial 50 dealerships in exchange for equity. That discussion led to the signing of a Letter of Intent on August 16, 2005. Under the agreement the company would issue 4.5 million shares to CCWW in exchange for 47 dealership licenses and for consulting and support services to be provided by CCWW in the sale of these dealerships. However, during the current quarter, this agreement was rescinded. The parties are negotiating the transfer of all or part of the remaining dealerships under a debt arrangement wherein commissions earned on the dealerships sold would reduce the principal. Interest would be at a nominal rate.

In the last few quarters MDS has applied only minimum resources to the sale of dealerships due to the ongoing discussions with CCWW on the exchange of equity or debt for dealerships because the outcome of the discussions will affect the relationship between the companies. Furthermore, a new obstacle to dealership sales emerged when it became more and more apparent that CCWW couldn't sell dealerships into about 15 states that have very stringent franchise laws. The business relationship between CCWW and its dealers can, in these states, be construed to fall within the definition of a "franchise" and a franchisor must provide to the prospective franchisee a state approved Uniform Franchise Offering Circular (UFOC). Therefore, before CCWW and MDS can offer any dealerships in these states, CCWW must submit the UFOC to the applicable states for their approval. This issue was not evident when the reseller agreement was entered into. When it became apparent that the western US was not available in which to sell dealerships, it forced the company to re-evaluate its marketing approach because the initial sales efforts were focused on this area. Until the UFC's have been filed and approved in the applicable states, the company has agreed not to sell dealerships in these 15 states. CCWW is preparing to file the appropriate documents in most of these states before December 2005, thereby clearing the way to sell dealerships in California, Oregon and Washington.

o    Dealership Sales

Until the UFCO documents have been approved later this year or early 2006, the company will focus its dealership sales in states not requiring a UFOC and Canada. Because we have not yet reached an agreement with CCWW on a debt arrangement, we do not expect to sell any dealerships before the end of 2005. Once an agreement is in place and the UFCO has been approved, we will initiate the sale of dealerships again. The company plans to develop a marketing and sales plan in cooperation with CCWW when an agreement has been reached.

o    Set up of MDS owned Dealerships.

The company's original plans to set up its own corporately wholly owned stores will be revisited to be in alignment with the plans of CCWW in Canada and the US. The company has agreed to coordinate the sale and set up of corporate dealerships with CCWW to ensure that strong brand recognition for CCWW is ensured throughout North America and that corporate stores would not impede other dealerships sold by CCWW directly. At this stage it is uncertain how and where corporate stores would be set up.

Item 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

o    Other Master Dealership Agreements

When the CCWW agreement is in place, the company will resume its plan to pursue other master dealership agreements in the glass restoration industry or other opportunities that have synergy with the current operation.


                              Results of Operation

Three Months Ended September 30, 2005 compared to Three Months Ended June 30, 2005.
--------------------------------------------------------------------------------

The only revenue for the 3 months ending 30 September 2005 was $1,998 from royalties on supplies purchased by dealerships.

Net loss for the period increased from $15,824 in the period ending June 30, 2005 to $28,345 for the 3 months ended September 30, 2005 of which $22,000 was for management fees.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004.
--------------------------------------------------------------------------------

Having put the brakes on dealership sales, due to the franchise issue referred to earlier as well as the negotiations with CCWW on the exchange of dealerships for debt or equity, the revenues were only $18,000 from royalties and commission for the 9-month period ended September 30, 2005, compared to $69,981 during the same period in 2004.

Net loss from continuing operations for the 9 months ending September 30, 2005 was $86,270 compared to $108,912 for the same period in 2004. This reduction was largely due to a reduction in the current period of approximately $52,000 in overall revenues, $57,000 in corresponding cost of dealership licenses and $8,000 in commissions to parent company, $19,000 in other general and administrative expenses of which $38,000 related to management fees on one hand, and an increase in professional fees of $21,000 on the other.

                        Liquidity and Capital Resources.

At September 30, 2005, the company had $502 in cash and cash equivalents.

Sources of liquidity are dealership sales, royalty on product purchases by existing dealers and working capital provided by OFG. Although the sale of dealerships in some states is still not possible until the appropriate franchise paperwork has been filed, when an agreement has been reached with CCWW the company will re-focus on dealership sales in Canada and the non-franchise states. This should provide sufficient working capital to continue our current operations. If working capital is needed, due to lack of operating revenue, such working capital may be obtained through shareholder loans. To effectively take advantage of the market potential of the different glass restoration processes or other similar master dealership agreements, we would have to raise additional debt or equity capital. Although failure to raise capital when needed could adversely impact the growth of our business, operating results and liquidity, it is not expected to put continued operations at risk. If additional funds are raised through the issuance of convertible debt or equity securities, the percentage of ownership of existing stockholders may be diluted. Furthermore,

Item 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION - continued

these equity securities might have rights, preferences or privileges senior to our Common Stock. Additional sources of financing may not be available on acceptable terms, if at all.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     31.1 Certificate of Principal Executive Officer

     31.2 Certificate of Principal Accounting Officer

     32   Certification  Pursuant  to 18 U.S.C.  1350,  as Adopted  Pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         Report filed on Form 8-K on September 12, 2005

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTER DISTRIBUTION SYSTEMS, INC.
(Registrant)


By:/s/Harry P. Beugelink                    Date:  November 17, 2005
-----------------------------
Harry P. Beugelink
Principal Executive Officer

By:/s/Harry P. Beugelink                    Date:  November 17, 2005
-----------------------------
Harry P. Beugelink
Principal Financial Officer

By:/s/Harry P. Beugelink                    Date:  November 17, 2005
-----------------------------
Harry P. Beugelink
Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/Harry P. Beugelink                    Date:  November 17, 2005
-----------------------------
Harry P. Beugelink
Director